Form 10-Q
period 1995-03-31
BROOKS BOBBIE INC
filed 1995-05-15
CIK 14537

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q



(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the period ended                March 31, 1995
                    -----------------------------------------------------

                                       OR

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________


                     Commission file number    0-10946
                                            --------------

                          BOBBIE BROOKS, INCORPORATED
- ----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       Delaware                                    34-0662362
- ------------------------              ------------------------------------
(State of Incorporation)              (I.R.S. Employer Identification No.)


3830 Kelley Avenue, Cleveland, Ohio                        44114
- ----------------------------------------         -------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code       (216) 881-5300
                                                   ------------------------
                                      NA
- ----------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                              -----     -----

Number of Common Shares Outstanding as of May 1, 1995:      4,932,400
                                                      -----------------------

                  BOBBIE BROOKS, INCORPORATED AND SUBSIDIARIES

                                                                 Page Number
                                                                 -----------
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited)

           Consolidated Balance Sheets as of
           March 31, 1995 and December 31, 1994 . . . . . . . .       3

           Consolidated Statements of Operations
           for the Three Months Ended March 31,
           1995 and 1994. . . . . . . . . . . . . . . . . . . .       5

           Consolidated Statements of Cash Flows
           for the Three Months Ended March 31,
           1995 and 1994. . . . . . . . . . . . . . . . . . . .       6

           Notes to Consolidated Financial Statements . . . . .       7


  Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations. . . . . . . . . . . . . . . . . . . .       8



PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . .      10

  Item 1.  Legal Proceedings.

  Item 2.  Changes in Securities.

  Item 3.  Defaults Upon Senior Securities.

  Item 4.  Submission of Matters to a Vote
           of Security Holders.

  Item 5.  Other Information.

  Item 6.  Exhibits and Reports on Form 8-K.


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . .      11

                         PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements (Unaudited)--Note A.

BOBBIE BROOKS, INCORPORATED AND SUBSIDIARIES

Consolidated Balance Sheets
- ---------------------------
($ in 000's except share amounts)

                                                       March 31      December 31
                                                         1995           1994
                                                     ------------    -----------
ASSETS

CURRENT ASSETS

  Cash and cash equivalents                            $  7,045       $ 12,502
  Marketable securities and
     other short-term investments                         5,467              -
  Trade receivables (less allowances
    of $1,058 in 1995 and $1,250 in 1994)                 5,841          5,808
  Inventories -- Note B                                   8,023          7,258
  Prepaid expenses and other current assets                 513            553
  Due from parent                                         1,408          1,167
                                                       --------       --------
                              TOTAL CURRENT ASSETS       28,297         27,288


PROPERTY AND EQUIPMENT (at cost
  less accumulated depreciation,
  amortization, and allowance to reduce
  fixed assets to net realizable value
  of $11,418 in 1995 and $11,403 in 1994)                 8,303          8,728


INTANGIBLE ASSETS
  (at cost less accumulated amortization
  of $366 in 1995 and $324 in 1994)                         751            793

EQUITY INVESTMENT                                         2,659          2,689


OTHER ASSETS                                              1,977          1,992
                                                       --------       --------


                                      TOTAL ASSETS     $ 41,987       $ 41,490
                                                       ========       ========



See notes to consolidated financial statements.

                                        3.

BOBBIE BROOKS, INCORPORATED AND SUBSIDIARIES

Consolidated Balance Sheets--Continued
- --------------------------------------
($ in 000's except share amounts)

                                                       March 31      December 31
                                                         1995           1994
                                                     ------------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                     $  7,798       $  6,507
  Accrued liabilities                                     6,624          8,478
  Loans payable - related party                           1,911          1,911
  Income taxes payable                                      246            246
  Current portion of long-term debt                       1,434          1,680
                                                       --------       --------
                         TOTAL CURRENT LIABILITIES       18,013         18,822

LONG-TERM DEBT                                               94            124

DEFERRED CREDITS AND NONCURRENT LIABILITIES               3,300          3,336

MINORITY INTEREST                                           683            630

STOCKHOLDERS' EQUITY

  Preferred Stock - Series A:  $.001 par value;
    authorized 2,000,000 shares, issued and
    outstanding 907,250 Series A shares
    (aggregate liquidation preference and
    unpaid dividend is $27,750 in 1995
    and $27,239 in 1994)                                      1              1
  Preferred Stock - Series B:  $.001 par value;
    authorized 300,000 shares, issued and
    outstanding 194,600 Series B shares
    (aggregate liquidation preference and
    unpaid dividend is $21,095 in 1995
    and $20,706 in 1994)                                      -               -
  Common Stock - $.001 par value; authorized
    50,000,000 shares, 4,932,400 issued and
    outstanding in 1995 and 1994                              5               5
  Capital in excess of par value                         52,824          53,042
  Retained (deficit)                                    (32,933)        (34,470)
                                                       --------        --------
                        TOTAL STOCKHOLDERS' EQUITY       19,897          18,578
                                                       --------        --------

          TOTAL LIABILITIES & STOCKHOLDERS' EQUITY     $ 41,987        $ 41,490
                                                       ========        ========


See notes to consolidated financial statements.

BOBBIE BROOKS, INCORPORATED AND SUBSIDIARIES


Consolidated Statements of Operations
- -------------------------------------
($ in 000's except share amounts)
                                                        Three Months Ended
                                                              March 31
                                                     ------------------------
                                                       1995            1994
                                                     --------        --------
Net sales                                            $ 13,459        $ 12,256
Cost of sales                                           9,887           8,739
                                                     --------        --------
                                GROSS PROFIT            3,572           3,517

Cost and expenses:
  Selling, general and
    administrative expenses                             2,048            2,084
  Depreciation and amortization expenses                  305              290
  Interest expense                                         71              145
                                                     --------         --------
                                                        2,424            2,519

Other income, net                                         451              560
                                                     --------         --------

           INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES AND MINORITY INTEREST            1,599            1,558

Provision for income taxes                                  9                1
                                                     --------         --------

           INCOME FROM CONTINUING OPERATIONS
                    BEFORE MINORITY INTEREST            1,590            1,557

Minority Interest                                         (53)             (29)
                                                     --------         --------

           INCOME FROM CONTINUING OPERATIONS            1,537            1,528

(Loss) from discontinued operations,
  net of taxes                                              -           (1,736)
                                                     --------         --------

                           NET INCOME (LOSS)            1,537             (208)

Preferred stock dividend requirements                   1,118              940
                                                     --------         --------

                NET INCOME (LOSS) APPLICABLE
                      TO COMMON STOCKHOLDERS         $    419         $ (1,148)
                                                     ========         ========

Earnings (loss) per share:
     CONTINUING OPERATIONS (NET OF PREFERRED
                STOCK DIVIDEND REQUIREMENTS)         $    .08         $    .12
                     DISCONTINUED OPERATIONS                -             (.35)
                                                     --------         --------
          NET INCOME (LOSS) PER COMMON SHARE         $    .08         $   (.23)
                                                     ========         ========

Weighted average number of
  common shares outstanding                         4,932,400        4,932,400
                                                    =========        =========

See notes to consolidated financial statements.


BOBBIE BROOKS, INCORPORATED AND SUBSIDIARIES


Consolidated Statements of Cash Flows
- -------------------------------------
($ in 000's except share amounts)


                                                                       Three Months Ended
                                                                            March 31
                                                                   -------------------------
                                                                     1995             1994
                                                                   --------         --------
OPERATING ACTIVITIES
  Net income from continuing operations                           $  1,537          $  1,528
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Loss from discontinued operations                                  -            (1,736)
      Depreciation                                                     293               494
      Amortization                                                      42                76
      Net loss on disposal of fixed assets                               -                30
      Minority interest                                                 53                29
      Changes in operating assets and liabilities:
          Trade receivables                                            (33)            1,445
          Inventories                                                 (765)           (1,633)
          Other assets                                                (156)              264
          Accounts payable                                           1,291             2,510
          Other current liabilities                                 (1,908)           (2,053)
          Deferred credits and noncurrent liabilities                  (36)             (265)
                                                                  --------          --------
                    NET CASH PROVIDED BY OPERATING ACTIVITIES          318               689

INVESTING ACTIVITIES
  Purchase of investments                                           (5,467)                -
  Purchases of fixed assets                                           (102)             (314)
  Proceeds from the sale of fixed assets                               288                15
                                                                  --------          --------
                      NET CASH (USED IN) INVESTING ACTIVITIES       (5,281)             (299)

FINANCING ACTIVITIES
  Net borrowings on loans payable                                        -              (973)
  Proceeds from long-term debt                                       6,206             9,684
  Principal payments on long-term debt                              (6,482)           (9,485)
  Dividends paid                                                      (218)             (175)
                                                                  --------          --------
                      NET CASH (USED IN) FINANCING ACTIVITIES         (494)             (949)
                                                                  --------          --------

                      (DECREASE) IN CASH AND CASH EQUIVALENTS       (5,457)             (559)

             CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       12,502             1,100
                                                                  --------          --------

                   CASH AND CASH EQUIVALENTS AT END OF PERIOD     $  7,045          $    541
                                                                  ========          ========

See notes to consolidated financial statements.

                                        6.

BOBBIE BROOKS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in 000's except share amounts)

March 31, 1995


NOTE A -- Basis Of Presentation
- -------------------------------

The financial information presented herein should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. The consolidated balance sheet as of December 31, 1994 has been derived from the audited financial statements of that date.

The Company's parent is Pubco Corporation ("Pubco"), which owns approximately 91% of the Common Stock and all of the Preferred Stock of the Company.

At September 30, 1994, the Company discontinued the operations of its retail and apparel manufacturing segments. As a result of such discontinuance, the consolidated financial statements for the periods presented have been restated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included, all of which are of a normal recurring nature.

Net income (loss) per common share has been computed by dividing net income
(loss) after preferred dividend requirements by the weighted average number of shares of Common Stock outstanding during the periods. The Preferred Stock dividend requirement is an annual variable dividend, currently $2.25 per share for Series A and $12.50 per share for Series B.

NOTE B -- Inventories
- ---------------------

The components of inventories consist of the following:


                                           March 31       December 31
                                             1995            1994
                                           --------       -----------
     Raw materials and supplies            $ 4,961          $ 4,912
     Work in process                           985              622
     Finished goods                          2,077            1,724
                                           -------          -------
                                           $ 8,023          $ 7,258
                                           =======          =======

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.


RESULTS OF OPERATIONS


Comparison of the Three Months Ended March 31, 1995 and 1994
- ------------------------------------------------------------
The Company has completed its transformation from a company with predominantly retail and apparel operations into a company which manufactures and distributes business to business products.

During 1994, the Company closed its retail department store chain and discontinued its apparel manufacturing operations. These actions have been accounted for as discontinued operations. The Company's continuing operations primarily consist of Buckeye Business Products, Inc. ("Buckeye") and Allied Construction Products, Inc. ("Allied"). Each of these operations is located at the Company's manufacturing facility in Cleveland, Ohio.

As a result of the discontinuance of the Company's retail and apparel businesses in 1994, the consolidated statement of operations for the 1994 period has been restated to reflect these operations as discontinued. The loss from discontinued operations net of taxes in the three months ended March 31, 1994, represents the operating results from these discontinued segments for the three months ended March 31, 1994.

Sales increased in the three months ended March 31, 1995, from the three months ended March 31, 1994, primarily as the result of an increase in sales at Allied.

The increase in cost of sales as a percentage of sales and the corresponding decrease in gross profit percentage, from the 1994 period to the 1995 period, is primarily attributable to increased component and part costs experienced by Allied because of the lower value of the Dollar versus the Deutsche Mark in 1995, compared to the 1994 period.

LIQUIDITY AND CAPITAL RESOURCES

The Company has over $12,000,000 of cash, cash equivalents, marketable securities and other short-term investments, and under $100,000 of long-term debt, at March 31, 1995.

The increases in inventories and accounts payable from December 31, 1994 to March 31, 1995 reflect Allied's normal seasonal build-up of inventories.

Accrued liabilities decreased from December 31, 1994 to March 31, 1995 primarily as the result of the payment of certain expenses related to the closing of the retail department store chain.

The Company is evaluating the advantages of a possible merger or other combination with Pubco and Aspen Imaging International, Inc., approximately 41% of which is owned by the Company.

Although there was stockholders' equity of $19,897,000 at March 31, 1995, the Preferred Stock is entitled to a liquidation preference equal to its $37,605,000 face value and $10,514,000 of unpaid cumulative Preferred Stock dividends.

                          PART II - OTHER INFORMATION


  Item 1.  LEGAL PROCEEDINGS.  None

  Item 2.  CHANGES IN SECURITIES.  None

  Item 3.  DEFAULTS UPON SENIOR SECURITIES.  None

  Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
           HOLDERS.  None

  Item 5.  OTHER INFORMATION.  None

  Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)  Exhibits

           Financial Data Schedule

      (b)  Reports on Form 8-K

           None

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    BOBBIE BROOKS, INCORPORATED




                                    /s/  Robert H. Kanner
                                    ----------------------------------
                                    Robert H. Kanner
                                    Chairman of the Board, President,
                                    Chief Executive Officer and
                                    Chief Financial Officer




Dated:  May 11, 1995

                                EXHIBIT INDEX


Financial Data Schedule