Form 10-Q
period 1995-06-30
BROOKS BOBBIE INC
filed 1995-08-11
CIK 14537

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 2O549


                                  FORM 10-Q





(Mark One)


/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


For the period ended               June 30, 1995
                    ----------------------------------------------------

                                      OR


/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


For the transition period from _____________ to _________________


                       Commission file number    0-10946
                                             --------------------

                         BOBBIE BROOKS, INCORPORATED
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


               Delaware                                    34-0662362
- --------------------------------------      ------------------------------------
        (State of Incorporation)            (I.R.S. Employer Identification No.)


 3830 Kelley Avenue, Cleveland, Ohio                          44114
- --------------------------------------      ------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code        (216) 881-5300
                                                   -----------------------------
                                       NA
- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____



Number of Common Shares Outstanding as of August 9, 1995:       4,932,400
                                                         -----------------------

                 BOBBIE BROOKS, INCORPORATED AND SUBSIDIARIES


                                                               Page Number
                                                               -----------
PART I - FINANCIAL INFORMATION

   Item 1. Financial Statements (Unaudited)

           Consolidated Balance Sheets as of
           June 30, 1995 and December 31, 1994 . . . . . . . .       3

           Consolidated Statements of Operations
           for the Three and Six Months Ended June 3O,
           1995 and 1994 . . . . . . . . . . . . . . . . . . .       5

           Consolidated Statements of Cash Flows
           for the Six Months Ended June 30,
           1995 and 1994 . . . . . . . . . . . . . . . . . . .       6

           Notes to Consolidated Financial Statements. . . . .       7

   Item 2. Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations . . . . . . . . . . . . . . . . . . .       9



PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . .      11

   Item 1. Legal Proceedings.

   Item 2. Changes in Securities.

   Item 3. Defaults Upon Senior Securities.

   Item 4. Submission of Matters to a Vote
           of Security Holders.

   Item 5. Other Information.

   Item 6. Exhibits and Reports on Form 8-K.


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . .     12

                        PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements (Unaudited)--Note A.

BOBBIE BROOKS, INCORPORATED AND SUBSIDIARIES


Consolidated Balance Sheets
- ---------------------------
($ in 000's except share amounts)


                                                     June 30           December 31
                                                       1995               1994
                                                  --------------      --------------
ASSETS

CURRENT ASSETS

  Cash and cash equivalents                         $  6,225            $ 12,502
  Marketable securities and
     other short-term investments                      5,734                   -
  Trade receivables (less allowances
    of $847 in 1995 and $1,250 in 1994)                6,000               5,808
  Inventories -- Note B                                8,361               7,258
  Prepaid expenses and other current assets              525                 553
  Due from parent                                      1,475               1,167
                                                    --------            --------
                             T0TAL CURRENT ASSETS     28,320              27,288


PR0PERTY AND EQUIPMENT (at cost
  less accumulated depreciation,
  amortization, and allowance to reduce
  fixed assets to net realizable value
  of $11,365 in 1995 and $11,403 in 1994)              7,997               8,728


INTANGIBLE ASSETS
  (at cost less accumulated amortization
  of $407 in 1995 and $324 in 1994)                      710                 793


EQUITY INVESTMENT                                      2,625               2,689


OTHER ASSETS                                           1,923               1,992
                                                    --------            --------

                                    TOTAL ASSETS    $ 41,575            $ 41,490
                                                    ========            ========





See notes to consolidated financial statements.

BOBBIE BROOKS, INCORPORATED AND SUBSIDIARIES

- --------------------------------------
($in 000's except share amounts)


                                                            June 30      December 31
                                                             1995          1994
                                                         ------------   -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                                         $  6,540      $  6,507
   Accrued liabilities                                         7,249         8,478
   Loans payable--related party                                    -         1,911
   Income taxes payable                                          241           246
   Current portion of long-term debt                           2,145         1,680
                                                            --------      --------
                         T0TAL CURRENT LIABILITIES            16,175        18,822

LONG-TERM DEBT                                                    77           124

DEFERRED CREDITS AND NONCURRENT LIABILITIES                    3,179         3,336

MINORITY INTEREST                                                709           630

STOCKHOLDERS' EQUITY

   Preferred Stock - Series A:  $.001 par value;
     authorized 2,000,000 shares, issued and
     outstanding 907,250 Series A shares
     (aggregate liquidation preference and
     unpaid dividend is $28,260 in 1995
     and $27,239 in 1994)                                          1             1
   Preferred Stock - Series B:  $.001 par value;
     authorized 300,000 shares, issued and
     outstanding 194,600 Series B shares
     (aggregate liquidation preference and
     unpaid dividend is $21,485 in 1995
     and $20,706 in 1994)                                          -             -
   Common Stock - $.001 par value; authorized
     50,000,000 shares, 4,932,400 issued and
     outstanding in 1995 and 1994                                  5             5
   Capital in excess of par value                             52,604        53,042
   Unrealized gains on investments available
     for sale                                                    265             -
   Retained (deficit)                                        (31,440)      (34,470)
                                                            --------      --------
                        TOTAL STOCKHOLDERS' EQUITY            21,435        18,578
                                                            --------      --------
           TOTAL LIABILITIES & STOCKHOLDERS' EQUITY         $ 41,575      $ 41,490
                                                            ========      ========



See notes to consolidated financial statements.

BOBBIE BROOKS, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Operations
- -------------------------------------
($in 000' s except share amounts)

                                                   Three Months Ended              Six Months Ended
                                                        June 30                         June 30
                                                   ------------------             ------------------
                                                    1995        1994               1995        1994
                                                   ------      ------             ------      ------
Net sales                                          $13,304     $12,425            $26,763     $24,681
Cost of sales                                        9,575       8,657             19,462      17,396
                                                   -------     -------            -------     -------
                               GROSS PROFIT          3,729       3,768              7,301       7,285

Cost and expenses:
  Selling, general and
    administrative expenses                          2,394       2,311              4,442       4,395
  Depreciation and amortization expenses               313         295                618         585
  Interest expense                                      13         120                 84         265
                                                   -------     -------            -------     -------
                                                     2,720       2,726              5,144       5,245

Other income, net                                      509         498                960       1,058
                                                   -------     -------            -------     -------

           INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES AND MINORITY INTEREST         1,518       1,540              3,117       3,098

Provision for income taxes                              (1)          1                  8           2
                                                   -------     -------            -------     -------

           INCOME FROM CONTINUING OPERATIONS
                    BEFORE MINORITY INTEREST         1,519       1,539             3, 109       3,096

Minority interest                                      (26)        (39)               (79)        (68)
                                                   -------     -------            -------     -------

           INCOME FROM CONTINUING OPERATIONS         1,493       1,500              3,030       3,028
                                                   -------     -------            -------     -------

Income (loss) from discontinued
  operations, net of taxes                               -         170                  -      (1,566)
                                                   -------     -------            -------     -------

                                  NET INCOME       $ 1,493     $ 1,670            $ 3,030     $ 1,462
                                                   =======     =======            =======     =======

Preferred stock dividend requirements                1,119         940              2,237       1,880
                                                   -------     -------            -------     -------

                NET INCOME (LOSS) APPLICABLE
                      TO COMMON STOCKHOLDERS          $374        $730               $793       $(418)
                                                   =======     =======            =======     =======

Earnings (loss) per share:
               CONTINUING OPERATIONS (NET OF
      PREFERRED STOCK DIVIDEND REQUIREMENTS)          $.08        $.11               $.16        $.23
                     DISCONTINUED OPERATIONS             -         .04                  -        (.31)
                                                   -------     -------            -------     -------
          NET INCOME (LOSS) PER COMMON SHARE          $.08        $.15               $.16       $(.08)
                                                   =======     =======            =======     =======

Weighted average number of
  common shares outstanding                      4,932,400   4,932,400          4,932,400   4,932,400
                                                 =========   =========          =========   =========


See notes to consolidated financial statements.

BOBBIE    BROOKS, INCORPORATED AND SUBSIDIARIES


Consolidated Statements of Cash Flows
- -------------------------------------
($in 000's except share amounts)

                                                                          Six Months Ended
                                                                               June 30
                                                                    -----------------------------
                                                                       1995               1994
                                                                    ----------         ----------
OPERATING ACTIVITIES
  Net income from continuing operations                              $  3,030          $  3,028
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      (Loss) from discontinued operations                                   -            (1,566)
      Depreciation                                                        593               992
      Amortization                                                         83               151
      Net (gain) from sale of investments                                  (5)                -
      Net (gain) loss on disposal of fixed assets                        (328)              153
      Minority interest                                                    79                68
      Changes in operating assets and liabilities:
          Trade receivables                                              (192)              811
          Inventories                                                  (1,103)           (1,616)
          Other assets                                                   (147)              419
          Accounts payable                                                 33             1,942
          Other current liabilities                                    (1,234)           (1,998)
          Deferred credits and noncurrent liabilities                    (157)             (280)
                                                                     --------          --------
                     NET CASH PROVIDED BY OPERATING ACTIVITIES            652             2,104

INVESTING ACTIVITIES
  Purchase of investments                                              (5,757)                -
  Proceeds from sale of investments                                       293                 -
  Purchases of fixed assets                                              (188)           (1,908)
  Proceeds from the sale of fixed assets                                  654             2,509
                                                                     --------          --------
          NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES          (4,998)              601

FINANCING ACTIVITIES
  Net borrowings on loans payable                                      (1,911)           (1,255)
  Proceeds from long-term debt                                         15,126            19,453
  Principal payments on long-term debt                                (14,708)          (20,683)
  Dividends paid                                                         (438)             (350)
                                                                     --------          --------
                       NET CASH (USED IN) FINANCING ACTIVITIES         (1,931)           (2,835)
                                                                     --------          --------
                       (DECREASE) IN CASH AND CASH EQUIVALENTS         (6,277)             (130)

              CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         12,502             1,100
                                                                     --------          --------
                    CASH AND CASH EQUIVALENTS AT END OF PERIOD       $  6,225          $    970
                                                                     ========          ========


See notes to consolidated financial statements.

BOBBIE BROOKS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in 000's except share amounts)

June 30,  1995


NOTE A -- Basis Of Presentation
- -------------------------------

The financial information presented herein should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form lO-K for the year ended December 31, 1994. The consolidated balance sheet as of December 31, 1994 has been derived from the audited financial statements of that date.

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

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," for investments. Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. Marketable securities held as available for sale are carried at fair value with any unrealized gains or losses reported as a separate component of shareholders' equity. Realized gains and losses on marketable securities held as available for sale are included in other income. Interest and dividends on securities classified as available for sale are included in other income.

BOBBIE BROOKS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in 000's except share amounts)

June 30, 1995


NOTE B -- Inventories

The components of inventories consist of the following:

                                           June 30        December 31
                                            1995             1994
                                           -------        -----------
     Raw materials and supplies            $ 5,389           $ 4,912
     Work in process                           623               622
     Finished goods                          2,349             1,724
                                           -------           -------
                                           $ 8,361           $ 7,258
                                           =======           =======

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.



RESULTS OF OPERATIONS


Comparison of the Three and Six Months Ended June 30, 1995 and 1994
- -------------------------------------------------------------------

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

Sales increased in the three and six month periods ended June 30, 1995 primarily as the result of an increase in sales at Allied.

The increase in cost of sales as a percentage of sales and the corresponding decrease in gross profit percentage, from the 1994 periods to the 1995 periods, is primarily attributable to increased component and part costs experienced by Allied because of the lower value of the Dollar versus the Deutsche Mark in 1995, compared to the 1994 periods.

The decrease in selling, general and administrative expenses as a percentage of sales from the 1994 periods to the 1995 periods includes a decrease at Allied resulting from the increase in sales. Allied's borrowing levels in both the three and six month periods ended June 30, 1995 were lower than the comparable periods in 1994 primarily because of the reduction in debt resulting from the sale of its building and relocation to the Company's leased premises. This reduction along with lower borrowing levels at Buckeye caused a reduction in interest expense from the 1994 periods to the 1995 periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company has almost $12,000,000 of cash, cash equivalents, marketable securities and other short-term investments, and under $100,000 of long-term debt, at June 30, 1995.

The increases in inventories and accounts payable from December 31, 1994 to June 30, 1995 reflect Allied's and Buckeye's seasonal build-up of inventories.

Accrued liabilities decreased from December 31, 1994 to June 30, 1995 primarily as the result of the payment of certain expenses related to the closing of the retail department store chain.

The Company is evaluating the advantages of a possible merger or other combination with Pubco and Aspen Imaging International, Inc., approximately 43% of which is owned by the Company.

Although there was stockholders' equity of $21,435,000 at June 30, 1995, the Preferred Stock is entitled to a liquidation preference equal to its $37,605,000 face value and $11,414,000 of unpaid cumulative Preferred Stock dividends.

                         PART II - OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS.  None

Item 2.  CHANGES IN SECURITIES.  None

Item 3.  DEFAULTS UPON SENIOR SECURITIES.  None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         (a) On June 29, 1995, the Company held its Annual Meeting of Stockholders.

         (b) At the Meeting, the Stockholders elected three Directors to serve for a term commencing June 29, 1995 and continuing until the next Annual Meeting of Stockholders or until their respective successors are duly elected and qualified. Stanley
              R. Browne, Stephen R. Kalette, and Robert H. Kanner, each of whom was then serving as a Director of the Company, were elected to serve as Directors for such new term.

         (c)  Not applicable.

         (d)  Not applicable.

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






















Dated:  August 10, 1995

                                 EXHIBIT INDEX



Financial Data Schedule