Form 10-Q
period 1995-09-30
BROOKS BOBBIE INC
filed 1995-11-14
CIK 14537

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM l0-Q



(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION l3 OR l5(d) OF THE SECURITIES
      EXCHANGE ACT OF l934

For the period ended               September 30, 1995

                                    OR

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from             to


                   Commission file number    0-10946


                       BOBBIE BROOKS, INCORPORATED
          (Exact name of registrant as specified in its charter)


           Delaware                                53-0246410
    (State of Incorporation)        (I.R.S. Employer Identification No.)


   3830 Kelley Avenue, Cleveland, Ohio                      44114
 (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code     (216) 881-5300


                                   NA
           (Former name, former address and former fiscal year,
                      if changed since last report.)


Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes X   No


Number of Common Shares Outstanding as of November 10, 1995:  4,932,400

                 BOBBIE BROOKS, INCORPORATED AND SUBSIDIARIES



                                                                 Page Number

PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited)

           Consolidated Balance Sheets as of
           September 30, 1995 and December 31, 1994. . . . . .         3

           Consolidated Statements of Operations
           for the Three and Nine Months Ended
           September 30, 1995 and 1994 . . . . . . . . . . . .         5

           Consolidated Statements of Cash Flows
           for the Nine Months Ended
           September 30, 1995 and 1994 . . . . . . . . . . . .         6

           Notes to Consolidated Financial Statements. . . . .         7


  Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations . . . . . . . . . . . . . . . . . . .         9



PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . .        11

  Item l.  Legal Proceedings.

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



                          PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements (Unaudited)--Note A.

BOBBIE BROOKS, INCORPORATED AND SUBSIDIARIES


Consolidated Balance Sheets
($ in 000's except share amounts)
                                                     September 30    December 31
                                                         1995           1994
ASSETS

CURRENT ASSETS

  Cash and cash equivalents                           $  6,269       $ 12,502
  Marketable securities and
     other short-term investments                        7,785              -
  Trade receivables (less allowances
    of $679 in 1995 and $1,250 in 1994)                  4,832          5,808
  Inventories -- Note B                                  8,332          7,258
  Prepaid expenses and other current assets                707            553
  Due from parent                                        1,778          1,167
                                                      ---------      ---------
                              TOTAL CURRENT ASSETS      29,703         27,288


PROPERTY AND EQUIPMENT (at cost
  less accumulated depreciation,
  amortization, and allowance to reduce
  fixed assets to net realizable value
  of $9,070 in 1995 and $11,403 in 1994)                 6,639          8,728


INTANGIBLE ASSETS
  (at cost less accumulated amortization
  of $449 in 1995 and $324 in 1994)                        668            793


EQUITY INVESTMENT                                        2,602          2,689


OTHER ASSETS                                             1,985          1,992
                                                      ---------      ---------

                                      TOTAL ASSETS    $ 41,597       $ 41,490
                                                      =========      =========

See notes to consolidated financial statements.

BOBBIE BROOKS, INCORPORATED AND SUBSIDIARIES


Consolidated Balance Sheets--Continued
($ in 000's except share amounts)
                                                     September 30    December 31
                                                         1995           1994
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                    $  5,370       $  6,507
  Accrued liabilities                                    5,738          8,478
  Loans payable--related party                               -          1,911
  Income taxes payable                                     241            246
  Current portion of long-term debt                      2,731          1,680
                                                      ---------      ---------
                         TOTAL CURRENT LIABILITIES      14,080         18,822

LONG-TERM DEBT                                              69            124

DEFERRED CREDITS AND NONCURRENT LIABILITIES              2,759          3,336

MINORITY INTEREST                                          707            630

STOCKHOLDERS' EQUITY

  Preferred Stock - $.001 par value;
    authorized 2,000,000 shares:
    Series A:  1,500,000 designated;
    907,250 shares issued and outstanding
    (aggregate liquidation preference and
    unpaid dividend is $28,634 in 1995
    and $27,239 in 1994)                                     1              1
    Series B:  300,000 designated;
    194,600 issued and outstanding
    (aggregate liquidation preference and
    unpaid dividend is $21,874 in 1995
    and $20,706 in 1994)                                     -              -
  Common Stock - $.001 par value; authorized
    50,000,000 shares, 4,932,400 issued and
    outstanding in 1995 and 1994                             5              5
  Capital in excess of par value                        52,386         53,042
  Unrealized gains on investments available
    for sale                                               461              -
  Retained (deficit)                                   (28,871)       (34,470)
                                                      ---------      ---------
                        TOTAL STOCKHOLDERS' EQUITY      23,982         18,578
                                                      ---------      ---------
          TOTAL LIABILITIES & STOCKHOLDERS' EQUITY    $ 41,597       $ 41,490
                                                      =========      =========

See notes to consolidated financial statements.

BOBBIE BROOKS, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Operations
($ in 000's except share amounts)
                                                    Three Months Ended        Nine Months Ended
                                                       September 30             September 30
                                                    1995          1994        1995         1994
Net sales                                          $ 10,759    $ 11,165      $ 37,522   $ 35,846
Cost of sales                                         7,990       7,797        27,452     25,193
                                                   ---------   ---------     ---------  ---------
                                GROSS PROFIT          2,769       3,368        10,070     10,653
Cost and expenses:
  Selling, general and
    administrative expenses                           2,062       2,060         6,504      6,455
  Depreciation and amortization expenses                284         342           902        927
  Interest expense                                       25          89           109        354
                                                   ---------   ---------     ---------  ---------
                                                      2,371       2,491         7,515      7,736
        Other income, net                             1,069         491         2,029      1,549
                                                   ---------   ---------     ---------  ---------
           INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES AND MINORITY INTEREST          1,467       1,368         4,584      4,466

Provision for income taxes                                -           -             8          2
                                                   ---------   ---------     ---------  ---------
           INCOME FROM CONTINUING OPERATIONS
                    BEFORE MINORITY INTEREST          1,467       1,368         4,576      4,464

Minority interest                                         2         (19)          (77)       (87)
                                                   ---------   ---------     ---------  ---------
           INCOME FROM CONTINUING OPERATIONS          1,469       1,349         4,499      4,377
                                                   ---------   ---------     ---------  ---------
Income (loss) from discontinued
  operations, net of taxes                            1,100     (17,613)        1,100    (19,179)
                                                   ---------   ---------     ---------  ---------
                           NET INCOME (LOSS)       $  2,569    $(16,264)     $  5,599   $(14,802)
                                                   =========   =========     =========  =========
Preferred stock dividend requirements                 1,164         978         3,401      2,858
                                                   ---------   ---------     ---------  ---------
                NET INCOME (LOSS) APPLICABLE
                      TO COMMON STOCKHOLDERS       $  1,405    $(17,242)     $  2,198   $(17,660)
                                                   =========   =========     =========  =========
Earnings (loss) per share:
               CONTINUING OPERATIONS (NET OF
      PREFERRED STOCK DIVIDEND REQUIREMENTS)       $    .06    $    .08      $    .22   $    .31
                     DISCONTINUED OPERATIONS            .22       (3.58)          .22      (3.89)
                                                   ---------   ---------     ---------  ---------
          NET INCOME (LOSS) PER COMMON SHARE       $    .28    $  (3.50)     $    .44   $  (3.58)
                                                   =========   =========     =========  =========
Weighted average number of
  common shares outstanding                       4,932,400   4,932,400     4,932,400  4,932,400
                                                  ==========  ==========    ========== ==========

See notes to consolidated financial statements.

BOBBIE BROOKS, INCORPORATED AND SUBSIDIARIES


Consolidated Statements of Cash Flows
($ in 000's except share amounts)
                                                                       Nine Months Ended
                                                                         September 30
                                                                     l995             1994
OPERATING ACTIVITIES
  Net income from continuing operations                            $  4,499         $  4,377
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Income (loss) from discontinued operations                      1,100          (19,179)
      Write-down of assets of discontinued operations                     -            8,054
      Depreciation                                                      858            1,542
      Amortization                                                      125              231
      Net (gain) from sale of investments                               (75)               -
      Net (gain) loss on disposal of fixed assets                      (279)             160
      Minority interest                                                  77               87
      Changes in operating assets and liabilities:
          Trade receivables                                             976            1,221
          Inventories                                                (1,074)          (1,247)
          Other assets                                                 (671)             (20)
          Accounts payable                                           (1,137)           2,822
          Other current liabilities                                  (3,609)           2,659
          Deferred credits and noncurrent liabilities                  (577)           1,575
                                                                   ---------        ---------
                    NET CASH PROVIDED BY OPERATING ACTIVITIES           213            2,282

INVESTING ACTIVITIES
  Purchase of investments                                            (8,613)               -
  Proceeds from sale of investments                                   1,364                -
  Purchases of fixed assets                                            (243)          (2,765)
  Proceeds from the sale of fixed assets                              2,617            3,016
                                                                   ---------        ---------
          NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES        (4,875)             251

FINANCING ACTIVITIES
  Net (repayments) on loans payable                                  (1,911)            (879)
  Proceeds from long-term debt                                       24,030           26,505
  Principal payments on long-term debt                              (23,034)         (27,288)
  Dividends paid                                                       (656)            (525)
                                                                   ---------        ---------
                      NET CASH (USED IN) FINANCING ACTIVITIES        (1,571)          (2,187)

             (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS        (6,233)             346

             CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        12,502            1,100
                                                                   ---------        ---------
                   CASH AND CASH EQUIVALENTS AT END OF PERIOD      $  6,269         $  1,446
                                                                   =========        =========

See notes to consolidated financial statements.

BOBBIE BROOKS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in 000's except share amounts)

September 30, 1995




NOTE A -- Basis Of Presentation
-------------------------------

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

Net income (loss) per common share has been computed by dividing net income
(loss) after preferred dividend requirements by the weighted average number of shares of Common Stock outstanding during the periods. The Preferred Stock dividend requirement is an annual variable dividend, currently $2.55 per share for Series A and $12.50 per share for Series B.

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

BOBBIE BROOKS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in 000's except share amounts)

September 30, 1995




NOTE B -- Inventories
---------------------

The components of inventories consist of the following:

                                         September 30     December 31
                                             1995            1994

     Raw materials and supplies            $ 5,745         $ 4,912
     Work in process                           650             622
     Finished goods                          1,937           1,724
                                           --------        --------
                                           $ 8,332         $ 7,258
                                           ========        ========

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.




RESULTS OF OPERATIONS


Comparison of the Three and Nine Months Ended September 30, 1995 and 1994
-------------------------------------------------------------------------

The Company has completed its transformation from a company with predominantly retail and apparel operations into a company which manufactures and distributes business to business products. The closure of the Company's retail department store chain in 1994 and discontinuance of its apparel manufacturing operations in 1994 have been accounted for as discontinued operations, resulting in a restatement of the consolidated statement of operations for the 1994 period. Income from discontinued operations, net of taxes, for both the three and nine month periods is the result of actual results being more favorable than anticpated when the accrual was established during the third quarter of 1994.

The Company's continuing operations primarily consist of Buckeye Business Products, Inc. ("Buckeye") and Allied Construction Products, Inc.
("Allied"). Each of these operations is located at the Company's manufacturing facility in Cleveland, Ohio. Income from continuing operations before other income decreased in 1995 from the comparable periods in 1994 primarily due to lower gross profits at Allied attributable primarily to the lower value of the Dollar versus the Deutsche Mark.

Other income includes royalty income from the licensing of trademarks and tradenames, rental income from real estate and equipment, and interest and dividend income.

Allied's borrowing level in the nine month period ended September 30, 1995 was lower than the comparable period in 1994 primarily because of the reduction in debt resulting from the sale of its building and relocation to the Company's leased premises. This reduction along with lower borrowing levels at Buckeye caused a reduction in interest expense from the 1994 periods to the 1995 periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company has almost $14,000,000 of cash, cash equivalents, marketable securities and other short-term investments, and under $70,000 of long-term debt, at September 30, 1995.

Accrued liabilities decreased from December 31, 1994 to September 30, 1995 primarily as the result of the payment of certain expenses related to the closing of the retail department store chain.

Although there was stockholders' equity of $23,982,000 at September 30, 1995, the Preferred Stock is entitled to a liquidation preference equal to its $37,605,000 face value and $12,359,000 of unpaid cumulative Preferred Stock dividends.

                         PART II - OTHER INFORMATION


Item l.  LEGAL PROCEEDINGS.  None

Item 2.  CHANGES IN SECURITIES.  None

Item 3.  DEFAULTS UPON SENIOR SECURITIES.  None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None

Item 5.  OTHER INFORMATION.

         On October 24, 1995, the Company received a proposal from Pubco Corporation ("Pubco") pursuant to which the Company would merge with and into a wholly-owned Pubco subsidiary and Company stockholders would receive one share of newly issued Pubco Common Stock for each six shares of the Company's Common Stock owned by them. The proposal must be approved by the Company's Board of Directors, which has not yet considered the matter, and by the Company's stockholders at a meeting called for such purpose. The Company's Board of Directors expects to retain a financial advisor to opine as to the fairness of the proposed transaction.

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



                                      BOBBIE BROOKS, INCORPORATED




                                        /s/  Robert H. Kanner
                                      ---------------------------------
                                      Robert H. Kanner
                                      Chairman of the Board, President,
                                      Chief Executive Officer and
                                      Chief Financial Officer























Dated:  November 14, 1995

                                 EXHIBIT INDEX



Financial Data Schedule