Form 10-K
period 1995-12-31
BROOKS BOBBIE INC
filed 1996-03-13
CIK 14537

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM l0-K
(Mark One)
/ X / ANNUAL REPORT PURSUANT TO SECTION l3 OR l5(d) OF THE SECURITIES EXCHANGE
      ACT OF l934 [FEE REQUIRED]
For the fiscal year ended            December 31, 1995
                                         OR
/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from              to

                    Commission file number     0-10946

                          BOBBIE BROOKS, INCORPORATED
            (Exact name of registrant as specified in its charter)

               Delaware                                 34-0662362
        (State of incorporation)          (I.R.S. Employer Identification No.)

  3830 Kelley Avenue, Cleveland, Ohio                   44114
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code      (216) 881-5300

Securities registered pursuant to Section l2(b) of the Act:

Title of each class                  Name of each exchange on which registered
       None                                             None

Securities registered pursuant to Section l2(g) of the Act:

                   Common Stock, Par Value $.00l Per Share
                               (Title of class)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

At March 1, 1996, the aggregate market value of the common shares held by non-affiliates of the registrant (based upon the average bid and asked prices of the Common Stock), was approximately $493,625.

As of March 1, l996, 4,932,400 shares of Common Stock were outstanding.

    Documents Incorporated by Reference                  Form l0-K Reference
                                           None

           The exhibit index begins on page     of this Form l0-K.

                                 PART I

ITEM l.  BUSINESS

(a) General Development of Business.

    Bobbie Brooks, Incorporated ("Brooks"), a Delaware corporation originally organized in Ohio in 1946, owns Buckeye Business Products, Inc. ("Buckeye"), which operates as a division and manufactures and markets computer and data processing supplies, approximately 85% of Allied Construction Products, Inc. ("Allied"), a Delaware corporation organized in 1993, which manufactures and distributes products for the construction and related industries, and approximately 62% of Aspen Imaging International, Inc. ("Aspen"), a Delaware corporation originally organized in Colorado in 1977, which manufactures and markets computer and data processing supplies. Brooks also licenses the use by others of certain apparel-related and printing-related trademarks and tradenames. Brooks and its wholly-owned and majority-owned subsidiaries are collectively referred to as the "Company". As of December 31, 1995, the Company employed approximately 220 persons.

    Brooks acquired Allied on March 1, 1993 and acquired Buckeye on January 1, 1994. Buckeye acquired approximately 41% of Aspen on July 1, 1993 and increased its ownership to approximately 62% during 1995.

    The Company's commercial printing subsidiary ceased its printing operations near the end of the 1994 first quarter and liquidated its assets. The decision to discontinue this segment was made in the third quarter of 1993. The Company's retail subsidiary closed or sold its stores near the end of 1994. The Company's apparel manufacturing operations (other than trademark licensing), which operations did not represent any material amount of the Company's business, completed their final season during 1994.

    On October 24, 1995, Pubco Corporation ("Pubco"), which owns approximately 90% of Brooks' Common Stock, announced that it had made separate proposals to Brooks and to Aspen, which if accepted, would result in Pubco owning 100% of Brooks and the assets of Aspen and the stockholders of each such company receiving Pubco Common Stock.

    The proposal made to Brooks would provide for the merger of Brooks into Pubco and the conversion of each six shares of Brooks Common Stock into one share of Pubco Common Stock. The proposal made to Aspen would provide for the acquisition of the assets of Aspen by a wholly owned subsidiary of Pubco for Pubco Common Stock and the distribution to former Aspen stockholders of one share of Pubco Common Stock for each seven shares of Aspen Common Stock.

    The proposals are subject to the approval of Pubco's stockholders and the approval of the Board of Directors and stockholders of each of Brooks and Aspen, after each of those companies has received a fairness opinion from its independent financial advisor.

(b) Financial Information About Industry Segments.

    For purposes of industry segment reporting, the Company deems that its operations are conducted in two segments: computer printer supplies and construction products. See Note K of Notes to Consolidated Financial Statements for further information on industry segment reporting.

(c) Narrative Description of Business.

Computer Printer Supplies Segment

    Buckeye, which operates as a division of Brooks, manufactures and markets computer ribbons, cartridge ribbons, computer paper, laser toners, remanufactured toner cartridges and thermal transfer ribbons. Buckeye also re-markets ink-jet supplies, magnetic media and copy paper. Ribbons constitute approximately 65% of Buckeye's business with paper and toner products representing 25% and 10%, respectively. Aspen manufactures toner and purchases from suppliers, including Buckeye, ribbon products and other supplies for printing devices. Some of Aspen's contractors produce component parts on molds owned by Aspen. Ribbon products constitute approximately 50% of Aspen's business with toner products constituting approximately 35%. The remaining 15% of Aspen's business is derived from the purchase and resale of other office supplies used primarily with printing devices and from the sale of its AspenGuideR, the definitive computer printer industry compatibility guide which provides cross-reference information concerning ribbons, fax, laser and other related supplies. At December 31, 1995, Buckeye employed approximately 100 persons and Aspen employed approximately 20 persons.

    Buckeye markets its products exclusively through an in-house telemarketing organization primarily to end-users in the United States. Buckeye also produces products for the original equipment manufacturer ("OEM") market. Aspen's products are sold primarily through dealers located in the United States who resell the products to end-users, sometimes utilizing their own labeling.

    Buckeye has approximately 12,000 accounts, none of which represents 5% of its business. Aspen has approximately 2,000 accounts, none of which represents 5% of its business.

    Principal raw materials used by Buckeye are nylon impression fabric which is primarily purchased from one weaving mill, but is readily available from other sources, uncoated free sheet paper, which is purchased primarily from two suppliers, but is also readily available from numerous sources, and plastic cartridge components, which are purchased from numerous suppliers. Toner manufacturing chemicals are purchased by Aspen from numerous suppliers.

    Neither Buckeye's nor Aspen's business is seasonal and neither relies on patents or trademarks for any material part of its business.

    Backlog is not important to Buckeye's business which depends on sales to end users who purchase product when needed or on scheduled deliveries. Backlog is not important to Aspen which depends on sales to dealers who purchase product when needed. Both Buckeye and Aspen generally maintain a one to two month's supply of inventory.

    There are no dominant suppliers of product in the computer printing supplies market which has numerous manufacturers and resellers.

Construction Products Segment

    Allied designs, manufactures, assembles and distributes products for the construction, utility and mining industries. Primary product lines are divided into (A) products which are mounted on excavators, industrial tractors, loaders and other equipment, including (i) hydraulic hammers used for breaking rock, concrete and similar materials, (ii) hydraulic mounted compactors used for soil compaction and pile and sheeting driving applications, (iii) grapples used for material handling and demolition,
(iv) asphalt cutters, and (v) hydraulic pedestal boom systems used for breaking oversize material at rock crushing operations and for waste handling operations, and (B) underground products, including (i) pneumatic piercing tools used to make horizontal holes for placement or repair of underground utility lines, and (ii) aluminum trench supports used to support the walls of open construction trenches. During the last three fiscal years, mounted products represented approximately 80-85% of Allied's sales while underground products represented the balance.

    Allied maintains a contractual relationship with Krupp Maschinentechnik GmbH, a German manufacturer of hammers and the component parts thereof, under which these component parts are purchased by Allied, assembled by Allied and exclusively sold and distributed in the United States and Canada under Allied's own tradenames. These purchases have represented approximately 50% of Allied's total component and material purchases during the past three fiscal years.

    Other sources of components and materials for Allied's products include various metal products manufacturers, hydraulic system component suppliers, and steel and aluminum suppliers, principally located in the United States. No other supplier represents more than 5% of Allied's component and material purchases. Raw materials used in the manufacture of Allied's products are available from a variety of sources.

    Allied's business is seasonal with approximately 60% of its annual sales generated during the first half of the calendar year.

    Allied actively sells to over 200 customers, none of which represents more than 5% of Allied's annual sales.

    Firm order backlog totalled approximately $4,286,000 as of February 23, 1996 compared to approximately $4,103,000 at February 24, 1995. Average backlog ranges from a high of $5,000,000 to a low of less than $1,000,000. Backlog represents orders expected to be filled within the current fiscal year.

    Allied markets its products principally through distributors. Allied competes with approximately 15 other foreign and domestic manufacturers in the mounted product market and approximately 10 other foreign and domestic manufacturers in the underground product market. None of Allied's competitors are believed to hold a dominant position although some have greater financial resources than Allied.

     At December 31, 1995, Allied employed approximately 75 persons.

Trademark Licensing

    Since 1986, Garan, Incorporated, a New York City based AMEX company, has been using the "Bobbie Brooks", "New Expressions by Bobbie Brooks" and "Present Co. by Bobbie Brooks" registered trademarks under a license agreement with Brooks. Garan and its sublicensees sell sportswear under these labels exclusively at Wal-Mart Stores. While the license agreement allows sales throughout the United States, Canada, Puerto Rico and Mexico, sales are actually occurring only where Wal-Mart operates retail stores. Through December 31, 1995, the license agreement provided for a quarterly licensing fee based upon sales of garments bearing these trademarks. Effective for the three year period commencing January 1, 1996, Brooks will receive a set annual licensing fee of $475,000, payable quarterly. Under separate licensing agreements with two unaffiliated commercial printers, Brooks has been licensing the use of its "Tabard/Copley" tradename in the cities of New York and Atlanta in exchange for monthly licensing fees based upon sales of printing services by such printers using this tradename. All licensing fees are recorded within the Corporate segment in Industry Segment Information at Note K.


ITEM 2.  PROPERTIES

    The Company owns or leases the following properties:

                        Owned or   Square
      Location          Leased     Footage               Use

St. Louis, MO           Owned      100,000   Commercial printing/offices
                                             leased through 2001

Cleveland, OH           Leased     312,000   Buckeye's/Allied's operations
                                             executive/administrative
                                             facilities; portion subleased
                                             to third party

Dixon, IL               Owned       22,000   Retail; for sale

ITEM 3.  LEGAL PROCEEDINGS

    The Company is not involved in any material pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 3l, l995.

                             PART II


ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


(a) Market Information.

    The Company's Common Stock is traded over-the-counter and quoted on NASDAQ SmallCap Market under the symbol BBKS. The following table presents for 1994 and 1995 the high and low bid prices of the Company's Common Stock as reported by NASDAQ. Quotations are interdealer prices which do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions.


1994                                            High            Low
    First Quarter                             $ 1 5/8        $ 1 5/8
    Second Quarter                              1 5/8          1 3/8
    Third Quarter                               1 5/8          1 3/8
    Fourth Quarter                              1 1/2          1 1/8
1995
    First Quarter                             $ 1 1/8        $ 1
    Second Quarter                              1 1/4          1
    Third Quarter                               1 5/16         1
    Fourth Quarter                              1 1/8            3/4


(b) Holders.

    There were approximately 4,700 stockholders of record as of March 1, 1996.

(c) Dividends.

    The Company has not paid dividends on its Common Stock in recent years and does not anticipate paying dividends on its Common Stock in the forseeable future. In addition, no dividends may be paid on the Common Stock while there is any unpaid dividend on the Preferred Stock. Subject to the foregoing, the payment of dividends on Common Stock will depend, among other factors, on earnings, capital requirements and the operating and financial condition of the Company. At December 31, 1995, $13,552,000 of dividends had not been declared or paid on the cumulative Preferred Stock.

ITEM 6.  SELECTED FINANCIAL DATA


(All numbers shown in 000's except share data and ratios)


Selected Statement of Operations Data
<CAPTIONS>
                                                Years ended December 31
                                   1995          1994         1993         1992         1991
Net sales (A),(B)               $ 47,590      $ 46,016     $ 42,084     $ 25,030     $ 26,787
Net income (loss): (A)
 Continuing operations             4,920         4,036        3,207        2,078        1,808
 Discontinued operations           1,100       (17,894)      (2,637)     (11,119)      (2,997)
Net income (loss)                  6,020       (13,858)         570       (9,041)      (1,189)
Net income (loss) applicable
  to Common Stockholders (D)       1,433       (17,713)      (3,190)     (13,163)      (6,339)
Income (loss) per share: (A)
 Continuing operations (D)           .07           .04         (.11)        (.41)       (2.40)
 Discontinued operations             .22         (3.63)        (.54)       (2.26)       (2.15)
 Net income (loss)
 per Common Share (D)           $    .29      $  (3.59)    $   (.65)    $  (2.67)    $  (4.55)
Weighted average
 number of shares              4,932,400     4,932,400    4,932,400    4,932,400    1,392,400

Selected Balance Sheet Data
                                                 Years ended December 31
                                   1995          1994         1993         1992         1991
Working capital ratio           2.8 to 1      1.4 to 1     1.6 to 1     2.1 to 1     2.2 to 1
Total assets                    $ 45,007      $ 41,490     $ 67,959     $ 72,532     $ 97,160
Long-term debt                     1,742           124        5,177        9,750        7,675
Stockholders' equity              24,749        18,578       33,136       36,177       55,971
Common Stockholders'
 equity (C)                            -             -            -            -        8,530
 Per Common Share (C)           $      -      $      -     $      -     $      -     $   1.73
Shares outstanding
 at year end                   4,932,400     4,932,400    4,932,400    4,932,400    4,932,400

(A) The information contained in the above table has been restated to give effect to the
    Buckeye business combination and the discontinuance of the commercial printing segment in
    1993 and the discontinuance of the apparel and retail segments in 1994.  Refer to Notes B and C of the Consolidated Financial Statements.

(B) The increase in sales in 1993 is primarily due to the Allied acquisition.

(C) Common Stockholders' Equity and Stockholders' Equity Per Common Share are computed net of the face value of the Series A and B Preferred Stocks, its redemption premium and unpaid cumulative dividends thereon.  If the amounts applicable to preferred stockholders are in excess of Common stockholders' equity, then no value is reflected above.  As discussed in
    Note E of Notes to Consolidated Financial Statements, the unpaid cumulative Preferred
    Stock dividend was $13,552,000 at December 31, 1995.

(D) Net of Preferred Stock dividend requirements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Comparison of 1995 and 1994

The Company has completed its transformation from a company with predominantly retail and apparel operations into a company which manufactures and distributes business to business products. The closure of the Company's retail department store chain in 1994 and discontinuance of its apparel manufacturing operations in 1994 have been accounted for as discontinued operations. Income from discontinued operations, net of taxes, for 1995 is the result of actual results being more favorable than anticipated when the accrual was established during 1994.

The Company's continuing operations primarily consist of Buckeye and Allied. Each of these operations is located at the Company's manufacturing facility in Cleveland, Ohio.

The increase in sales from 1994 to 1995 is primarily due to an increase in sales at Allied resulting from the introduction of a grapple product line in late 1994, as well as increased sales of pedestal boom systems and trench shoring equipment.

The decrease in gross profit percentage in 1995 from 1994 is primarily due to a lower gross profit percentage at Allied. Because Allied purchases components from a German manufacturer, the lower value of the Dollar versus the Deutsche Mark in 1995 compared with 1994 resulted in increased cost of sales and lower gross profits at Allied.

Lower borrowing levels at Allied and Buckeye in 1995 compared to 1994 resulted in a decrease in interest expense in 1995. The 1995 results of operations include interest income from the proceeds of the discontinued operations. These factors caused the change in net interest from 1994 to 1995. The Company will continue to generate interest and other income on its available funds until used to make an acquisition of other operating businesses. While no particular acquisition is pending or has been identified, the Company routinely reviews acquisition opportunities.

The dividend requirements for the two classes of preferred stock adjust annually, in January and August, respectively, based on changes in the prime rate. The increases at those dates in 1995 from 1994 caused the increase in preferred stock dividend requirements.

Due to the increase in Brooks' ownership of Aspen to approximately 62% at the end of 1995, the Company's Consolidated Statement of Operations will include Aspen beginning in 1996. In 1995, 1994 and 1993, the Company accounted for Aspen's results of operations using the equity method which were not significant and were included in other income in the Company's Consolidated Statements of Operations.

Comparison of 1994 and 1993

All of the financial statement information has been restated to give effect to the business combination with Buckeye and the discontinued operations described below.

The Company has completed its transformation from a company with predominantly retail and apparel operations into a company which manufactures and distributes business to business products.

During 1994, the Company closed its remaining retail stores and discontinued its apparel manufacturing operations (other than trademark licensing), which apparel manufacturing operations did not represent any material amount of the Company's business. These actions have been accounted for as discontinued operations. The Company's continuing operations primarily consist of Buckeye and Allied. Each of these operations is located at the Company's manufacturing facility in Cleveland, Ohio.

Buckeye contributed approximately $23,356,000 of sales and approximately $3,966,000 of pretax income in 1994 and approximately $23,391,000 of sales and approximately $3,729,000 of pretax income in 1993. Without Buckeye's operations, the Company would have reported a net income from continuing operations of approximately $69,000 in 1994. Had the financial statements included herein not been retroactively restated to include Buckeye, the Company would have reported net losses from continuing operations of approximately $442,000 in 1993. Therefore, Buckeye has made a positive contribution in each of the years reported.

Allied's sales increased from 1993 to 1994 primarily because of the inclusion of Allied's operations for the entire 1994 year. The decrease in Allied's income from 1993 to 1994 is primarily the result of a decline in gross margins due to increased sales of lower margin products, unfavorable currency fluctuations which adversely affected raw material cost, and the liquidation of inventory from phased-out product lines.

The increase in sales from 1993 to 1994 is the result of the inclusion of Allied in the entire 1994 period.

The change in cost of sales from 1993 to 1994 is predominantly due to the same factors. Gross margins decreased from 1993 to 1994 primarily because Allied's products are sold at lower gross margins than Buckeye's.

Selling, general and administrative expenses decreased from 1993 to 1994 because of cost reductions at Buckeye.

As a result of the discontinuance of the Company's retail and apparel businesses in 1994 and the discontinuance of the Company's commercial printing business in 1993, the Company reported a loss from discontinued operations in each year. Losses from discontinued operations represent the Company's best estimate of the costs incurred and to be incurred from the discontinuance of such operations.

Liquidity and Capital Resources

As a result of the increase in Brooks' ownership of Aspen at year-end 1995 from approximately 41% to approximately 62%, the Company's consolidated balance sheet at December 31, 1995 includes the accounts of Aspen, whereas the Company's consolidated balance sheet at December 31, 1994 accounted for its investment in Aspen using the equity method of accounting.

At December 31, 1995, the Company had almost $20,000,000 of cash, cash equivalents, marketable securities and other short-term investments, including approximately $5,000,000 owned by Aspen, and approximately $1,742,000 of long-term debt.

Accounts payable and accrued liabilities decreased from December 31, 1994 to December 31, 1995, notwithstanding the consolidation with Aspen at December 31, 1995, primarily as the result of the payment of certain obligations related to the closing of the retail department store chain.

Although there was stockholders' equity of $24,749,000 at December 31, 1995, the Preferred Stock is entitled to a liquidation preference equal to its $37,605,000 face value and $13,552,000 of unpaid cumulative Preferred Stock dividends. As a result, there is no stockholders' equity available to the Common Stock.

The Company has not consistently generated pretax income and the potential future tax benefits of the deferred tax assets, primarily net operating loss carryforwards, may not be realized. Accordingly, a valuation allowance has been provided equal to the net deferred tax assets related to these potential future tax benefits, which totaled approximately $14,000,000 at December 31, 1995. Should the Company generate pretax income in future years, the tax benefits of the net operating loss carryforwards and other items will be realized, which will have a positive impact on the future cash flows, liquidity and capital resources of the Company.


New Accounting Standards

In 1995, the Financial Accounting Standards Board issued a new accounting standard effective for 1996 that will be applicable to the Company. SFAS No. 121-"Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of", establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The Company has determined the effect upon its adoption to be immaterial to results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA










                  Audited Consolidated Financial Statements

                 BOBBIE BROOKS, INCORPORATED AND SUBSIDIARIES

                              December 3l, l995

                            Ernst & Young LLP
                            One Cascade Plaza
                            Akron, Ohio 44308




                     REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholders
Bobbie Brooks, Incorporated


We have audited the accompanying consolidated balance sheets of Bobbie Brooks, Incorporated and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bobbie Brooks, Incorporated and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                            Ernst & Young LLP

March 8, 1996

CONSOLIDATED BALANCE SHEETS
BOBBIE BROOKS, INCORPORATED AND SUBSIDIARIES

($ in 000's except share amounts)



                                                            December 31
                                                        1995
1994

ASSETS


CURRENT ASSETS

  Cash and cash equivalents                           $  7,878       $ 12,502
  Marketable securities and other
    investments available for sale--Note D              11,836              -
  Trade receivables (less allowances
    of $279 in 1995 and $1,250 in 1994)                  5,058          5,808
  Inventories--Note H                                    7,447          7,258
  Prepaid expenses and other current assets                730            553
  Due from parent                                        2,236          1,167
                                                      ---------      ---------
                             TOTAL CURRENT ASSETS       35,185         27,288



PROPERTY AND EQUIPMENT--Notes G and H                    6,985          8,728



INTANGIBLE ASSETS ARISING FROM ACQUISITIONS
  (at cost less accumulated amortization of
  $490 in 1995 and $324 in 1994)-- Note A                  627            793



EQUITY INVESTMENT--Note B                                    -          2,689



OTHER ASSETS                                             2,210          1,992
                                                      ---------      ---------

                                     TOTAL ASSETS     $ 45,007       $ 41,490
                                                      =========      =========




See notes to consolidated financial statements.

BOBBIE BROOKS, INCORPORATED AND SUBSIDIARIES

($ in 000's except share amounts)



                                                            December 31
                                                        1995           1994

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                    $  4,733       $  6,507
  Accrued liabilities--Note H                            7,642          8,724
  Loans payable-related party--Note G                      289          1,911
  Current portion of long-term debt--Note G                 58          1,680
                                                      ---------      ---------
                        TOTAL CURRENT LIABILITIES       12,722         18,822

LONG-TERM DEBT--Note G                                   1,742            124

DEFERRED CREDITS AND NONCURRENT LIABILITIES              2,772          3,336

MINORITY INTEREST                                        3,022            630

STOCKHOLDERS' EQUITY--Notes A and E

  Preferred Stock-Series A - $.001 par value;
    authorized 2,000,000 shares, issued and
    outstanding 907,250 shares in 1995 and 1994
    (aggregate liquidation preference and unpaid
    dividend is $29,212 in 1995 and $27,239 in
    1994)                                                    1              1
  Preferred Stock-Series B - $.001 par value;
    authorized 300,000 shares, issued and
    outstanding 194,600 shares in 1995 (aggregate
    liquidation preference and unpaid dividend
    is $22,489 in 1995 and $20,706 in 1994)                  -              -
   Common Stock - $.00l par value;
    authorized 50,000,000 shares, 4,932,400
    issued and outstanding in 1995 and 1994                  5              5
  Capital in excess of par value                        52,392         53,042
  Unrealized gains on investments available
    for sale                                               801              -
  Retained (deficit)                                   (28,450)       (34,470)
                                                      ---------      ---------
                       TOTAL STOCKHOLDERS' EQUITY       24,749         18,578
                                                      ---------      ---------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 45,007       $ 41,490
                                                      =========      =========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
BOBBIE BROOKS, INCORPORATED AND SUBSIDIARIES



($ in 000's except share amounts)
<CAPTIONS>
                                                               Year Ended December 3l
                                                            1995         1994         1993
Net sales                                               $  47,590    $  46,016    $  42,084
Cost of sales                                              34,844       32,402       28,662
                                                        ----------   ----------   ----------
                                        GROSS PROFIT       12,746       13,614       13,422
Cost and expenses:
  Selling, general and administrative expenses              7,989        8,081        8,643
  Depreciation and amortization                             1,037        1,212        1,027
  Interest, net                                              (998)         379          588
                                                        ----------   ----------   ----------
                                                            8,028        9,672       10,258

Other income, net                                             336          148          144
                                                        ----------   ----------   ----------
                   INCOME FROM CONTINUING OPERATIONS
           BEFORE INCOME TAXES AND MINORITY INTEREST        5,054        4,090        3,308

Provision for income taxes--Note I                            104           18            7
                                                        ----------   ----------   ----------
                              INCOME FROM CONTINUING
                 OPERATIONS BEFORE MINORITY INTEREST        4,950        4,072        3,301

Minority interest                                             (30)         (36)         (94)
                                                        ----------   ----------   ----------
                   INCOME FROM CONTINUING OPERATIONS        4,920        4,036        3,207

Income (loss) from discontinued operations,
  net of taxes--Note C                                      1,100      (17,894)      (2,637)
                                                        ----------   ----------   ----------
                                   NET INCOME (LOSS)        6,020      (13,858)         570

Preferred Stock dividend requirements                       4,587        3,855        3,760
                                                        ----------   ----------   ----------
 NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS    $   1,433    $ (17,713)   $  (3,190)
                                                        ==========   ==========   ==========
Earnings (loss) per share--Note A:
             CONTINUING OPERATIONS (NET OF PREFERRED
                        STOCK DIVIDEND REQUIREMENTS)    $     .07    $     .04    $    (.11)
                             DISCONTINUED OPERATIONS          .22        (3.63)        (.54)
                                                        ----------   ----------   ----------
                                   NET INCOME (LOSS)    $     .29    $   (3.59)   $    (.65)
                                                        ==========   ==========   ==========
Weighted average number of common
  shares outstanding--Notes A and E                     4,932,400    4,932,400    4,932,400
                                                        ==========   ==========   ==========

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
BOBBIE BROOKS, INCORPORATED AND SUBSIDIARIES



($ in 000's except share amounts)

Three Years Ended December 3l, l995


<CAPTIONS>
                                  Series A Pre-     Series B
                                  ferred Stock   Preferred Stock  Common Stock   Additional   Retained
                                           Par              Par            Par    Paid In     Earnings
                                  Shares  Value  Shares    Value  Shares  Value   Capital    (Deficit)


Balance at December 31, 1992      907,250  $ 1     194,600   $ -  4,932,400 $ 5   $53,742    $(17,571)

  Subchapter S distribution to
  shareholder of Buckeye--Note B       -     -           -     -          -   -         -      (3,611)

  Net income for 1993                  -     -           -     -          -   -         -         570
                                  -------  ---     -------   ---  --------- ---   -------    ---------
Balance at December 31, 1993      907,250  $ 1     194,600   $ -  4,932,400 $ 5   $53,742    $(20,612)



  Preferred Stock dividends paid
  (paid at $3.60 per share)--
  Note E                               -     -           -     -        -     -      (700)          -

  Net (loss) for l994                  -     -           -     -        -     -         -     (13,858)
                                  -------  ---     -------   ---  --------- ---   -------    ---------
Balance at December 31, 1994      907,250  $ 1     194,600   $ -  4,932,400 $ 5   $53,042    $(34,470)

  Preferred Stock dividends paid
  (paid at $3.34 per share)--
  Note E                               -     -           -     -        -     -      (650)          -

  Net income for l995                  -     -           -     -        -     -         -       6,020
                                  -------  ---     -------   ---  --------- ---   -------    ---------
Balance at December 31, 1995      907,250  $ 1     194,600   $ -  4,932,400 $ 5   $52,392    $(28,450)
                                  ======== ===     =======   ===  ========= ===   =======    =========




See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
BOBBIE BROOKS, INCORPORATED AND SUBSIDIARIES
($ in 000's except share amounts)
<CAPTIONS>
                                                                      Year Ended December 3l
                                                                 1995          1994          1993
OPERATING ACTIVITIES
  Net income from continuing operations                       $  4,920      $  4,036      $  3,207
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Income (loss) from discontinued operations                 1,100       (17,894)       (2,637)
      Write-down of assets of discontinued segments                  -         8,049         2,572
      Depreciation and amortization                              1,296         2,259         2,306
      Net (gain) on sales of securities                            (75)            -           (25)
      Net (gain) loss on disposal of fixed assets                 (279)          199            (9)
      Minority interest                                            (55)           36            94
      Changes in operating assets and liabilities
        net of acquisitions and divestitures:
          Trade receivables                                      1,292         6,919         4,027
          Inventories                                              491        19,938         9,469
          Other assets                                          (1,310)          733           796
          Accounts payable                                      (2,124)       (4,385)       (1,446)
          Other current liabilities                             (2,629)         (739)       (5,253)
          Deferred credits and noncurrent liabilities             (564)          739           (38)
                                                              ---------     ---------     ---------
              NET CASH PROVIDED BY OPERATING ACTIVITIES          2,063        19,890        13,063

INVESTING ACTIVITIES
  Purchase of marketable securities                            (11,764)            -             -
  Proceeds from sale of marketable securities                    1,364             -            25
  Purchases of fixed assets                                       (327)       (3,801)       (1,204)
  Proceeds from the sale of fixed assets                         2,622         3,769            29
  Purchase of Aspen stock                                         (665)            -        (2,858)
  Cash acquired in Aspen investment                              4,359             -             -
  Acquisition of construction products business                      -             -        (3,000)
                                                              ---------     ---------     ---------
                NET CASH (USED IN) INVESTING ACTIVITIES         (4,411)          (32)       (7,008)

FINANCING ACTIVITIES
  Net borrowings (repayments) on loans payable                  (1,622)         (300)        2,211
  Net borrowings (repayments) on other facilities                    -        (1,577)        1,110
  Proceeds from long-term debt                                  32,614        33,565        37,960
  Principal payments on long-term debt                         (32,618)      (39,444)      (45,981)
  Dividends paid                                                  (650)         (700)            -
  Distribution to shareholder of Buckeye                             -             -        (3,611)
                                                              ---------     ---------     ---------
                NET CASH (USED IN) FINANCING ACTIVITIES         (2,276)       (8,456)       (8,311)
                                                              ---------     ---------     ---------
       (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS         (4,624)       11,402        (2,256)
         CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR         12,502         1,100         3,356
                                                             ----------     ---------     ---------
               CASH AND CASH EQUIVALENTS AT END OF YEAR       $  7,878      $ 12,502      $  1,100
                                                             ==========     =========     =========

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
BOBBIE BROOKS, INCORPORATED AND SUBSIDIARIES

December 3l, l995
($ in 000's except share amounts)

NOTE A--SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements of Bobbie Brooks, Incorporated ("Company") include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. Investments of 20%-50% owned affiliates are accounted for using the equity method. Intercompany balances and transactions have been eliminated upon consolidation.

Brooks provides its parent, Pubco Corporation ("Pubco"), with certain corporate services. The parent paid to the Company for these services $648 in each of the years ended December 31, 1995, 1994 and 1993.

Cash and Cash Equivalents: Cash equivalents are composed of all highly liquid investments generally with a maturity of three months or less at the time of purchase.

Inventories: Inventories are stated at the lower of cost (first-in, first-out) or market.

Financial Instruments: The Company's financial instruments recorded on the balance sheet include cash and cash equivalents and long-term debt. Because of their short maturity, the carrying amount of cash and cash equivalents approximates fair value. Because the majority of long-term debt is at market rates of interest that adjust frequently, the carrying amount of long-term debt approximates fair value.

Off balance sheet financial instruments include foreign currency exchange agreements. In the normal course of business, the Company's construction products subsidiary purchases components from a German supplier and from time to time, enters into foreign currency exchange contracts with banks in order to fix its trade payables denominated in the Deutsche Mark. The contract amounts outstanding and the net deferred gains or losses were not significant at December 31, 1995 and 1994.

Long-lived Assets: Property and equipment are recorded at cost with depreciation and amortization principally computed by the straight-line method.

Intangible assets ("goodwill") represents the excess of the purchase price over the fair value of the net assets of acquired businesses and is being amortized by the straight-line method, in most cases up to 10 years. The carrying amount of goodwill is reviewed if facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the estimated undiscounted cash flows of the entity acquired over the remaining amortization period, the carrying amount of the goodwill is reduced by the estimated shortfall of cash flows.

BOBBIE BROOKS, INCORPORATED AND SUBSIDIARIES



NOTE A--SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

Impairment of long-lived assets is recognized when events or changes in circumstances indicate that the carrying amount of the asset or related groups of assets, may not be recoverable. Measurement of the amount of impairment may be based on appraisal, market values of similar assets, or estimated undiscounted future cash flows resulting from use and ultimate disposition of the asset.

Research and Development Costs: The Company's construction products subsidiary performs research and development on present and future products and all costs are expensed as incurred. Total expenditures amounted to $489 and $647 for the years ended December 31, 1995 and 1994, and $363 for the 10 months ended December 31, 1993.

Per Common Share Amounts: Per common share amounts are computed after preferred dividend requirements on the basis of the weighted average number of shares of Common Stock outstanding.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recently Issued Accounting Standards: In March 1995, the Financial Accounting Standards Board issued SFAS No. 121 - "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of." SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The Company is required to adopt the provisions of SFAS No. 121 for 1996, and the Company has determined the effect upon its adoption to be immaterial to results of operations.

Reclassifications: Certain prior year amounts have been reclassified to conform to the 1995 presentation.

BOBBIE BROOKS, INCORPORATED AND SUBSIDIARIES



NOTE B--BUSINESS COMBINATIONS

Business Combination with Buckeye. Buckeye Business Products, Inc. ("Buckeye") manufactures and nationally markets, primarily to end users, computer data processing supplies, including computer ribbons, laser toner, ink jet cartridges, magnetic media, and computer paper, using an in-house telemarketing staff. On January 1, 1994, the business of Buckeye was transferred to the Company by Pubco. Buckeye had merged (the "Merger") with and into a wholly-owned Pubco subsidiary immediately prior to the transfer of Buckeye's business to the Company. As consideration for Buckeye, Robert H. Kanner, Buckeye's sole stockholder who is also Pubco's and the Company's Chairman, President and CEO and Pubco's controlling stockholder, received 1,820,724 newly issued shares of Pubco's Common Stock and 70,000 shares of a newly-created Preferred Stock of Pubco with a face value of $100 per share. In consideration for the Buckeye business, Pubco received 194,600 shares of a newly-created Preferred Stock of the Company with a face value of $100 per share. The Buckeye business is being operated as a division of the Company.

Acquisition of Aspen. On July 12, 1993, the Company purchased an approximately 41% ownership interest in Aspen Imaging International, Inc. ("Aspen"), a publicly-held (NASDAQ Small Cap) corporation headquartered in Boulder, Colorado. Aspen manufactures ribbons, toner and other supplies for impact and non-impact printing devices. The Company paid approximately $2,858 for its equity interest and accounted for its investment in Aspen on the equity method through year-end 1995. The Company's Statements of Operations include its share of the earnings or losses of Aspen from July 12, 1993 through year-end 1995, which are insignificant and are included in "Other Income, Net" in the Consolidated Statements of Operations.

At year-end 1995, the Company acquired additional shares in Aspen bringing its interest to approximately 62% at December 31, 1995. The total purchase price, which is comprised of the $665 additional investment made in 1995 and the equity investment account balance of approximately $2,689, was allocated based upon the fair values of the assets and liabilities acquired. Summarized below are the unaudited consolidated results of operations of the Company, including Aspen on a pro forma basis, assuming the acquisition of 62% of Aspen's stock had occurred at the beginning of each respective year. These results include certain adjustments, principally depreciation and amortization expense, and are not necessarily indicative of what the results would have been had the Company owned Aspen's business during these periods.

                                                 Year Ended December 3l
                                                    1995        1994

    Net sales                                    $ 52,260     $ 53,323
    Income from continuing operations            $  5,024     $  4,047
    Net income (loss) from continuing
      operations per common share (net of
      Preferred Stock dividend requirements)     $    .09     $    .04

BOBBIE BROOKS, INCORPORATED AND SUBSIDIARIES



NOTE B--BUSINESS COMBINATIONS--CONTINUED

The Company's financial statements include transactions with Aspen prior to year-end 1995. Product sales to and purchases from Aspen approximated $1,001 and $147, respectively, for the year ended December 31, 1995, $1,486 and $296, respectively, for the year ended December 31, 1994, and $270 and $70, respectively, for the six months ended December 31, 1993. All such transactions were at cost. In addition, during 1994, to replace Aspen's toner filling operation which was eliminated when Aspen sold its Colorado building, the Company constructed a toner filling room for Aspen's use at the Company's facility costing approximately $40, which amount was reimbursed to the Company by Aspen. Company personnel performed a variety of manufacturing, accounting, shipping and other support services for Aspen at the Company's cost. During 1995 and 1994, these costs approximated $157 and $136, respectively, which amounts were reimbursed to the Company by Aspen.

Acquisition of Allied. On March 1, 1993, Allied Construction Products, Inc. ("Allied"), an 85% owned subsidiary of the Company, purchased the assets and business of a fabricator, assembler and distributor of construction products for the construction and related industries. The Company paid $3,000 for its equity interest in the subsidiary. The purchase price was allocated based upon the fair values of the assets and liabilities acquired. The results of operations of Allied have been included in the consolidated financial statements of the Company since the date of acquisition.

BOBBIE BROOKS, INCORPORATED AND SUBSIDIARIES



NOTE C--DISCONTINUED OPERATIONS

At September 30, 1994, the Company discontinued the operations of its retail and apparel manufacturing segments. Accordingly, a charge was made in 1994 for such discontinued operations related to the write-down of net assets to their net realizable value and to provide for operating losses during the phaseout period. Operations of the retail and apparel manufacturing segment in 1994 resulted in a loss of approximately $2,914 through the measurement date. Operations of the retail and apparel manufacturing segment for the fourth quarter of 1994 resulted in a loss of approximately $2,124 which was charged against the reserve for discontinued operations. In 1995, the Company reduced the reserve by $1,100 primarily related to actual results being more favorable than anticipated when the accrual was established in 1994. The remaining reserve balance of $1,805 at December 31, 1995, is believed to be sufficient to provide primarily for the costs of future lease, employee and other liabilities.

During 1993, the Company discontinued the operations of its commercial printing segment. Accordingly, a charge was made in 1993 for such discontinued operations relating to the write-down of net assets to their net realizable value and to provide for operating losses during the phaseout period. The Company ceased its printing operations at the end of the 1994 first quarter and liquidated most of its commercial printing assets by early 1995.

Results of these discontinued operations include:

                                                   Year Ended December 3l
                                                 1995        1994        1993

    Sales                                     $       -    $ 40,702    $84,293
                                              =========    =========   ========
    (Loss) income from operations                     -    $ (2,901)   $ 1,344
    Income tax expense (benefit)                      -          13        (19)
                                              ---------    ---------   --------
    (Loss) income from operations                     -      (2,914)     1,363
    Income (loss) on disposals
      (no tax effect)                             1,100     (14,980)    (4,000)
                                              ---------    ---------   --------
    Income (loss) from discontinued
      operations                              $   1,100    $(17,894)   $(2,637)
                                              =========    =========   ========



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
BOBBIE BROOKS, INCORPORATED AND SUBSIDIARIES



NOTE D--MARKETABLE SECURITIES

The following is a summary of marketable securities available for sale at
December 31, 1995:
<CAPTIONS>
                                                    Gross         Gross       Estimated
                                                  Unrealized   Unrealized        Fair
                                      Cost          Gains        (Loss)         Value
    US Corporate Equity
      Securities                   $   4,425     $     176      $    (140)   $   4,461
    US Corporate Debt Securities       3,056            30              -        3,086
    Foreign Government
      Debt Securities                  3,554           735              -        4,289
                                   ---------     ---------      ----------   ---------
                                   $  11,035     $     941      $    (140)   $  11,836
                                   =========     =========      ==========   =========

The gross realized gains on sales of securities available for sale totaled $75. The net adjustment to unrealized holding gains on securities available for sale included as a separate component of stockholders' equity totaled $801 in 1995.

The cost and estimated fair value of debt securities at December 31, 1995, by estimated maturity, are shown below. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                                                Estimated
                                                                   Fair
                                                     Cost          Value

    Due after one year through three years       $   1,083      $   1,089
    Due after three years                            5,527          6,286
                                                 ---------      ---------
                                                 $   6,610      $   7,375
                                                 =========      =========

BOBBIE BROOKS, INCORPORATED AND SUBSIDIARIES



NOTE E--STOCKHOLDERS' EQUITY

Pubco owns approximately 90% of the Company's Common Stock and all of the Company's Preferred Stock.

The Company issued a newly created class of Preferred Stock Series B to Pubco on January 1, 1994 in connection with the transfer of the business of Buckeye Business Products, Inc. ("Buckeye") to the Company. See Note B.

The Company's Preferred Stock Series A is subject to redemption, in whole or in part, at the Company's option. In addition to any unpaid cumulative dividends, the redemption price includes a premium of three percent of face value during 1995, reducing to face value during 1998 and thereafter.

The Company's Preferred Stock Series B is subject to redemption, in whole or in part, at the Company's option. The redemption price includes the face value plus any unpaid cumulative dividends.

In the event of the liquidation of the Company, holders of Preferred Stock are entitled to a distribution equal to the face value of the Preferred Stock (and any unpaid cumulative dividends) before any amount may be paid on Common Stock.

The Company's non-voting Preferred Stock Series A requires cumulative annual dividends on the $20 face value per share at four percent above the averaged base lending rate of three large commercial banks. The Company's non-voting Preferred Stock Series B required cumulative annual dividends on the $100 face value per share at four percent above the average base lending rate of three large commercial banks. No dividend may be paid on Common Stock while there is any dividend arrearage on the Preferred Stock. In 1994, the Company paid $700 ($3.60 per share) of Series B preferred stock dividends, which were treated as a return of capital. In 1995, the Company paid $650 ($3.34 per share) of Series B preferred stock dividends, which were treated as a return of capital. As of December 31, 1995, $10,523 of cumulative dividends ($11.60 per share) on the Series A and $3,029 of cumulative dividends ($15.57 per share) on the Series B were undeclared and unpaid on the Preferred Stock.

Stockholders' equity of $24,749 at December 31, 1995 includes Common and Preferred stockholders' equity. In order to calculate Common stockholders' equity, the following amounts applicable to Preferred stockholders must be subtracted from total stockholders' equity: (i) face value of the Series A Preferred Stock ($18,145), (ii) the face value of the Series B Preferred Stock ($19,460), (iii) Series A Preferred Stock redemption premium ($544 at December 31, 1995) and (iv) unpaid cumulative Series A and Series B Preferred Stock dividends ($13,552 at December 31, 1995).

BOBBIE BROOKS, INCORPORATED AND SUBSIDIARIES



NOTE E--STOCKHOLDERS' EQUITY--CONTINUED

The Company has an Incentive Plan that allows the granting of stock options and stock awards to officers and key employees of the Company. Up to 67,500 shares of Common Stock are available under the Incentive Plan.
Stock options are generally not exercisable until five years after grant and then vest over time. The exercise price per share must generally be at least equal to the fair market value per share on the date of the respective grant. All shares subject to a stock award are deemed
Restricted Stock until the fifth anniversary of the date of the award and then lose such restricted qualification over time. Shares of Restricted Stock are subject to forfeiture following termination of employment and other events. No options or stock awards have been granted under such plan.


NOTE F--RETIREMENT PLANS

The Company maintains two discretionary non-qualified profit sharing plans to provide retirement benefits for certain of its key employees. The assets are segregated, but are included in Other Assets. The liabilities associated with these plans are included in Other Liabilities. In 1993, Allied adopted a 401(k) plan, with discretionary Company contributions. Expenses under the foregoing plans aggregated approximately $346, $322 and $316 for the years ended December 3l, 1995, l994 and l993, respectively.

The Company makes contributions to union-sponsored, collectively-bargained, multiemployer defined benefit pension plans. The Company contributed and charged to expense $8, $151 and $327 for the years ended December 3l, l995, l994 and 1993, respectively, for such plans. These contributions are determined in accordance with the provisions of negotiated labor contracts and generally are based on the amount of time worked. Information as to the Company's portion of the accumulated plan benefits, plan net assets and unfunded vested benefits, if any, is not determinable. In the event of a withdrawal from one or more of the plans, the Company may be subject to a withdrawal liability under the provisions of the Multiemployer Pension Plan Amendments Act of 1980. The discontinuance of the commercial printing segment has triggered withdrawal liability which was provided for in the charge for discontinued operations in 1993. Management does not intend to take any action which would subject the Company to any such liability under any other multiemployer pension plans.

The Company maintains a noncontributory defined benefit pension plan covering employees who are under a collective bargaining agreement and sponsors a pension plan for terminated employees of a former operation of a predecessor company. The excess actuarial present value of accumulated plan benefits over net assets available for benefits under these plans was approximately $365 and $370 at December 31, 1995 and 1994, respectively,

BOBBIE BROOKS, INCORPORATED AND SUBSIDIARIES



NOTE F--RETIREMENT PLANS--CONTINUED

which amounts have been reflected in the accompanying balance sheets. Expenses under these plans were approximately $50, $48 and $54 for 1995, 1994 and 1993, respectively.

The Company provides life insurance benefits and/or contributes to the cost of medical insurance for certain retired salaried and commission basis employees. The accumulated postretirement benefit obligation and related expense recorded for each year are not material to the balance sheet or the results of operations.


NOTE G--FINANCING ARRANGEMENTS

The Company had a demand note payable to Robert H. Kanner, the Company's Chairman, President & CEO, with a balance of $289 and $1,911 at December 31, 1995 and 1994, respectively. Interest on the unpaid balance is payable monthly at rates up to 2% above Society National Bank's base lending rate ("BLR"). Interest expense for the Company was $51, $177 and $127 in the years ended December 31, 1995, December 31, 1994, and December 31, 1993, respectively.

The Company has a $2,500 demand credit facility at BLR plus .5% with no outstanding balance at December 31, 1995. The Company has a $3,000 revolving credit facility at LIBOR plus 2.5% or BLR, at the option of the Company, expiring in 1997, with $1,677 outstanding at December 31, 1995. The Company has a term note at BLR plus 1% due in 1996 with $36 outstanding at December 31, 1995. A portion of the debt is collateralized by assets with aggregate carrying values of $13,734 at December 31, 1995.

Debt maturities for the years l996 through l999 are $58, $1,705, $28 and $9, respectively.

Interest payments by the Company were $233, $834 and $1,122 for the years ended December 31, 1995, 1994 and 1993, respectively.

Interest expense was $137, $439 and $628 for the years ended December 31, 1995, 1994 and 1993, respectively.

BOBBIE BROOKS, INCORPORATED AND SUBSIDIARIES



NOTE H--OTHER INFORMATION

                                                        December 31
                                                    l995           1994

Inventories:
   Raw materials and supplies                     $  4,532       $  4,912
   Work-in-process                                     484            622
   Finished goods and merchandise                    2,431          1,724
                                                  ---------      ---------
                                                  $  7,447       $  7,258
                                                  =========      =========
Property and equipment:
   Land and buildings                             $  1,170       $  3,234
   Machinery, equipment and fixtures                11,865         13,731
   Leasehold improvements                            3,096          3,128
   Construction in progress                             97             38
                                                  ---------      ---------
                                                    16,228         20,131
   Less accumulated depreciation,
     amortization and allowance to
     reduce fixed assets to net
     realizable value                               (9,243)       (11,403)
                                                  ---------      ---------
                                                  $  6,985       $  8,728
                                                  =========      =========
Accrued liabilities:
   Payroll and other employee benefits            $  2,207       $  2,243
   Accrued taxes                                       529            776
   Accrual for discontinued businesses               1,717          2,766
   Other                                             3,189          2,939
                                                  ---------      ---------
                                                  $  7,642       $  8,724
                                                  =========      =========

BOBBIE BROOKS, INCORPORATED AND SUBSIDIARIES



NOTE I--INCOME TAXES

Since 1992, the Company has been included in Pubco's consolidated federal income tax return. The Company has recorded its share of the respective consolidated groups' tax liability for each year based upon a tax sharing agreement.

The provision for income taxes for continuing operations consists of the following:

                                                  Year Ended December 3l
                                              1995         1994        1993

    Federal currently payable                $   90      $    -      $  (77)

    State and local currently payable            14          18          84
                                             -------     -------     -------
                                             $  104      $   18      $    7
                                             =======     =======     =======

Income taxes paid by (refunded to) the Company were $80, $(77) and $37 for 1995, 1994 and 1993, respectively.

A reconciliation of the statutory federal income tax rate to the effective rate for continuing operations is as follows:


                                                  Year Ended December 3l
                                              1995         1994        1993

    Statutory federal rate                     34.0%       34.0%       34.0%
    State and local taxes                        .2          .3         1.7
    Write-off of intangible                       -           -        10.9
    Utilization of net operating
      loss carryforwards                      (33.5)      (34.1)      (10.0)
    Subchapter S corporation income
      (not subject to tax)                        -           -       (37.4)
    Other                                       1.4          .2         1.0
                                              ------      ------      ------
                                                2.1%         .4%         .2%
                                              ======      ======      ======

At December 31, 1995, the Company had available net operating loss carryforwards of approximately $21,500 for federal income tax purposes. Utilization by the Company is subject to limitations based on the Company's future income. The loss carryforwards, if not used, will expire as follows:
$1,100 in 1996, $3,800 in 1997, $1,200 in 1998, $2,000 in 1999, $4,100 in
2000, $300 in 2002, $1,200 in 2006, $1,800 in 2007, $1,400 in 2008, and $4,600
in 2009.

BOBBIE BROOKS, INCORPORATED AND SUBSIDIARIES



NOTE I--INCOME TAXES--CONTINUED

In addition, for tax purposes, the Company has investment tax credit carryforwards of approximately $100 which expire between 1996 and 2001 and alternative minimum tax credit carryforwards of approximately $400.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities, for financial reporting purposes, and the amounts used for income tax purposes. Significant components of the Company's federal and state deferred tax assets and liabilities are as follows:

                                                    1995              1994
    Deferred tax assets:
      Net operating loss carryforwards
        and credits                               $  8,600          $ 10,400
      Accrual for discontinued operations              600             1,000
      Deferred compensation                          2,500             2,000
      Other                                          2,900             3,400
                                                  ---------         ---------
        Total deferred tax assets                   14,600            16,800
    Deferred tax liabilities:
      Tax over book depreciation                       600               900
      Other                                            100                 -
                                                  ---------         ---------
          Total deferred tax liabilities               700               900
                                                  ---------         ---------
    Net deferred tax assets                         13,900            15,900
      Valuation allowance for
        deferred tax assets                        (13,900)          (15,900)
                                                  ---------         ---------
    Net deferred taxes                            $      -          $      -
                                                  =========         =========

The Company has not consistently generated pretax income and the potential future tax benefits of the deferred tax assets, primarily net operating loss carryforwards, may not be realized. Accordingly, a valuation allowance has been provided equal to the net deferred tax assets related to these potential future tax benefits.

BOBBIE BROOKS, INCORPORATED AND SUBSIDIARIES



NOTE J--LEASING ARRANGEMENTS

As Lessee:

Brooks and Buckeye are parties to separate leasing arrangements for office and factory space in an approximately 312,000 square foot building owned and operated by a partnership that is controlled by the majority stockholder of Pubco. Buckeye and Allied conduct substantially all of their business activities from this building. Brooks has its corporate offices at this building. The leases expire in 2005. The leases require annual payments aggregating $538. Rent expense associated with these leases was $538 for each of the years ended December 31, 1995, 1994 and 1993.

The Company and its subsidiaries lease certain facilities and equipment under non-cancellable leases for periods ranging from l to 10 years. Total rental expense from continuing operations under all operating leases is summarized below:

                                                 Year Ended December 3l
                                           1995           1994          1993

       Minimum rentals                   $  721         $  696        $  612
       Sublease rental income               (61)           (60)          (61)
                                         -------        -------       -------
                                         $  660         $  636        $  551
                                         =======        =======       =======

At December 3l, l995, the commitments under non-cancellable operating leases are as follows:

                                         Operating
                                          Leases


       l996                              $  639
       l997                                 555
       l998                                 554
       1999                                 548
       2000                                 542
       Thereafter                         1,882
                                         -------
                                         $4,720
                                         =======

Future minimum sublease rentals to be received on facilities under non-cancellable operating leases approximate $144 at December 3l, l995.

BOBBIE BROOKS, INCORPORATED AND SUBSIDIARIES




NOTE J--LEASING ARRANGEMENTS--CONTINUED

As Lessor:

The Company leases certain land, building, equipment and a trade name asset with an aggregate total net book value of $2,259 at December 31, 1995, under an operating lease expiring in 2000. Upon expiration of the initial term, the lessee has options to renew for periods up to 10 years.

At December 31, 1995, future minimum rentals to be received under the operating lease follow:

         1996                  $  741
         1997                     741
         1998                     741
         1999                     741
         2000                     741
         Thereafter                 -
                               -------
                               $3,705
                               =======



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
BOBBIE BROOKS, INCORPORATED AND SUBSIDIARIES



NOTE K--INDUSTRY SEGMENT INFORMATION

Summarized industry segment information is as follows:
<CAPTIONS>
                                                   Computer
                                                   Printer     Construction
                                                   Supplies      Products    Corporate  Consolidated
1995

Net sales                                          $ 22,735      $ 24,855    $      -    $ 47,590
Trade receivables                                     2,603         2,433          22       5,058
Income from continuing operations before
  income taxes and minority interest                  4,127           101         826       5,054
Identifiable assets                                  13,223         8,998      22,786      45,007
Capital expenditures                                     51           141         135         327
Depreciation and amortization                           192           374         730       1,296

1994

Net sales                                          $ 23,356      $ 22,660    $      -    $ 46,016
Trade receivables                                     2,170         2,321       1,317       5,808
Income (loss) from continuing operations
  before income taxes and minority
  interest                                            3,966           632        (508)      4,090
Identifiable assets                                   6,124         9,551      25,815      41,490
Capital expenditures                                    245           663       2,893       3,801
Depreciation and amortization                           215           352         803       1,370

1993

Net sales                                          $ 23,391      $ 18,693    $      -    $ 42,084
Trade receivables                                     2,120         2,162       8,445      12,727
Income (loss) from continuing operations
  before income taxes and minority
  interest                                            3,729         1,095      (1,516)      3,308
Identifiable assets                                   6,114        11,518      50,327      67,959
Capital expenditures                                    256            25         923       1,204
Depreciation and amortization                           166           252         758       1,176


Aspen was consolidated as part of the computer printer supplies segment beginning December 31, 1995, and is included in the 1995 trade receivables and identifiable asset amounts above. Corporate includes certain amounts related to the previously discontinued segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
BOBBIE BROOKS, INCORPORATED AND SUBSIDIARIES
NOTE L--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The Company's unaudited quarterly results of operations in 1995 and 1994 are set forth below.
<CAPTIONS>
                                                        1995
                                      1st         2nd         3rd         4th
                                    Quarter     Quarter     Quarter     Quarter
Net sales                           $ 13,459    $ 13,304    $ 10,759    $ 10,068
                                    ========    ========    ========    =========
Gross profit                        $  3,572    $  3,729    $  2,769    $  2,676
                                    ========    ========    ========    =========
Income from:
  Continuing operations             $  1,537    $  1,493    $  1,469    $    421
  Discontinued operations                  -           -       1,100           -
                                    --------    --------    --------    ---------
  Net income                        $  1,537    $  1,493    $  2,569    $    421
                                    ========    ========    ========    =========
Income (loss) applicable
  to Common Stockholders            $    419    $    374    $  1,405    $   (765)
                                    ========    ========    ========    =========
Net income (loss) per common
share from:
  Continuing operations             $    .08    $    .08    $    .06    $   (.15)
  Discontinued operations                  -           -         .22           -
                                    --------    --------    --------    ---------
  Net income (loss)                 $    .08    $    .08    $    .28    $   (.15)
                                    ========    ========    ========    =========
                                                        1994
                                      1st         2nd         3rd         4th
                                    Quarter     Quarter     Quarter     Quarter
Net sales                           $ 12,256    $ 12,425    $ 11,165    $ 10,170
                                    ========    ========    ========    ========
Gross profit                        $  3,517    $  3,768    $  3,368    $  2,961
                                    ========    ========    ========    ========
Income (loss) from:
  Continuing operations             $  1,528    $  1,500    $  1,349    $   (341)
  Discontinued operations             (1,736)        170     (17,613)      1,285
                                    ---------   --------    ---------   ---------
  Net income (loss)                 $   (208)   $  1,670    $(16,264)   $    944
                                    =========   ========    =========   =========
Income (loss) applicable
  to Common Stockholders            $ (1,148)   $    730    $(17,242)   $    (53)
                                    =========   ========    =========   =========
Net income (loss) per common
share from:
  Continuing operations             $    .12    $    .11    $    .07    $   (.26)
  Discontinued operations               (.35)        .04       (3.57)        .25
                                    ---------   --------    ---------   ---------
  Net income (loss)                 $   (.23)   $    .15    $  (3.50)   $   (.01)
                                    =========   ========    =========   =========

During the third quarter of 1994, the Company discontinued its apparel and retail segments resulting in a reclassification of all prior 1994 quarters, as presented above.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                 PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors and Executive Officers.

    Stanley R. Browne, age 72, has been a Director of the Registrant since October, 1985 and is a member of its Audit Committee. Mr. Browne has been an independent business consultant since April, 1985. For more than five years prior to that date, Mr. Browne was Washington (DC) Counsel, Legal Department, of E. I. duPont de Nemours & Company, Inc., Wilmington, Delaware. Mr. Browne is also a Director of Pubco.

    Stephen R. Kalette age 45, has been a Director and executive officer of the Registrant since October, 1985. Mr. Kalette currently serves as
its Vice President, Administration, General Counsel and Secretary.    Mr.
Kalette has been a Director and executive officer of Aspen since July, 1993. Mr. Kalette currently serves as its Vice President, Administration, General Counsel and Secretary. Mr. Kalette is also a Director of Pubco and its Vice President, Administration, General Counsel and Secretary.

    Robert H. Kanner, age 48, has been a Director and executive officer of the Registrant since October, 1985. Mr. Kanner currently serves as its Chairman, President and Chief Financial Officer. Mr. Kanner has been a Director and executive officer of Aspen since July, 1993 and currently serves as its Chairman. Mr. Kanner is also a Director of Pubco and its Chairman, President and Chief Financial Officer. Mr. Kanner is also a Director of Riser Foods, Inc., a grocery wholesaler and retailer, and CleveTrust Realty Investors, which invests in real estate.

    William A. Dillingham, age 52, has been President of Buckeye for more than the past five years. Mr. Dillingham has been a Director and executive officer of Aspen since July, 1993 and currently serves as its President.

    Leo L. Matthews, age 56, has been President of Allied since it was acquired in March, 1993. Between 1987 and 1993, Mr. Matthews provided consulting services in strategic planning, marketing, management and finance.

    Harold L. Inlow, age 62, had been the President and Chief Operating Officer of the Registrant's former retail subsidiary until its closure in 1994.

Family Relationships.

    There are no familial relationships between any Director and executive officer of the Registrant.

Board of Directors

    The Board of Directors establishes broad corporate policies which are carried out by the officers of the Registrant who are responsible for day-to-day operations. In 1995, the Board held 3 meetings and took action by unanimous written consent on 13 other occasions. No Director was absent during the year from any of the meetings of the Board of Directors or of any of the committees of the Board on which he served.

Committees of the Board of Directors

    The Registrant has a standing Audit Committee. The Audit Committee, which met once in 1995, consists of the Director not otherwise employed by the Registrant. The Audit Committee (i) reviews the internal controls of the Registrant Company and its financial reporting; (ii) meets with the Treasurer and such other officers as it, from time to time, deems necessary; (iii) meets with the Registrant's independent public accountants and reviews the scope and results of auditing procedures, the degree of such auditors' independence, audit and non-audit fees charged by such accountants, and the adequacy of the Registrant's internal accounting controls; and (iv) recommends to the Board the appointment of the independent accountants.



ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table


     The following table discloses compensation paid or accrued, during each of the Company's last three fiscal years, to the Registrant's Chief Executive Officer and to its other executive officers.


<CAPTIONS>
                                                                 Long-Term Compensation
                                  Annual Compensation                Awards        Payouts
      Name and                                  Other Annual  Restricted            LTIP     All Other
      Principal                        Bonus    Compensation  Stock       Options  Payouts  Compensation
      Position       Year  Salary($)    ($)         ($)       Awards ($)  SARs(#)   ($)         ($)

Robert H. Kanner(1)
     Chairman, CEO,   1995  $425,000      ---     $59,836(2)       ---       ---      ---   $188,973(3,4)
     President &      1994   425,000      ---      56,145          ---       ---      ---    190,420
     CFO              1993   425,000      ---      49,987          ---       ---      ---     92,108


Stephen R. Kalette
     VP-Admin.,       1995  $270,000      ---     $25,776(5)       ---       ---      ---   $ 35,815(4)
     General Counsel  1994   270,000      ---      22,958          ---       ---      ---     35,640
     & Secretary      1993   270,000      ---      23,761          ---       ---      ---     35,492


William A. Dillingham(6)
     President of     1994  $450,000      ---     $ 5,946(6)       ---       ---      ---   $ 30,000(7)
     Buckeye Division 1993   450,000      ---       6,105          ---       ---      ---     30,000
                      1992   450,000      ---       6,504          ---       ---      ---     30,000


Leo L. Matthews(8)
     President of     1995  $120,000   $ 10,000   $ 4,817(9)       ---       ---      ---   $  7,200(10)
     Allied           1994   120,000     22,000     6,314          ---       ---      ---      3,600
                      1993   100,000     20,000       912          ---       ---      ---


Harold L. Inlow(11)
     President & COO  1995  $225,000   $      0   $ 7,235(12)      ---       ---      ---       ---
      of Retail       1994   225,000    120,140    29,642          ---       ---      ---       ---
      Subsidiary      1993   225,000     39,966    26,624          ---       ---      ---       ---












(1)      Mr. Kanner deferred his entire Salary for each of the years reported under the terms of deferred compensation plans established for his benefit.  The amounts reported for each year are the amounts deferred for that year.  As compensation is earned by Mr. Kanner, it is paid by the Company to deferred compensation trusts.  These amounts will be distributed to Mr. Kanner by the trusts in accordance with the terms of the deferred compensation plans.  The assets and corresponding liabilities of the trusts are not carried on the Company's balance sheet.

(2)      Of the amount shown in the table, $55,870 in 1995, $50,870 in 1994 and $45,870 in 1993 represents the premiums on life insurance paid for by the Company on Mr. Kanner's life, and for which the Company is not a beneficiary; and $ 3,966 in 1995, $5,275 in 1994 and
         $4,117 in 1993 represents the cost of providing Mr. Kanner with use of an automobile during the year.

(3)      Of the amount reflected, $130,000 in 1995, $132,100 in 1994 and $34,100 in 1993
         represents an advance by the Company toward the payment of the premium on life insurance on Mr. Kanner's life and for which the Company is not the beneficiary.  The advance will be repaid to the Company out of the death proceeds from such policy.

(4)      In 1988, the Company adopted a non-qualified plan to provide retirement benefits for executive officers and other key employees.  The plan provides benefits upon retirement, death or disability of the participant and benefits are subject to a restrictive vesting schedule.  $58,873 in 1995, $58,008 in 1994 and $58,320 in 1993 of the amounts shown in the table for Mr. Kanner and all of the amount shown in the table for Mr. Kalette are amounts contributed to such plan for the benefit of such executive officers with respect to the years noted.  Vesting of benefits under the plan is phased in over 20 years and only a portion of the amount contributed for each year has fully vested.

(5)      Of the amount shown in the table, $20,546 in 1995, $19,076 in 1994 and $19,649 in 1993 represents the premiums on life insurance paid for by the Company on Mr. Kalette's life, and for which the Company is not a beneficiary; and $4,023 in 1995, $3,883 in 1994 and
         $2,808 in 1993 represents the cost of providing Mr. Kalette with use of an automobile during the year.

(6)      All amounts shown as paid to or for Mr. Dillingham were paid by Buckeye.  Of the amount shown in the table, $3,205 in 1995, $2,955 in 1994 and $2,695 in 1993 represents the premiums on life insurance paid for by the Company on Mr. Dillingham's life, and for which the Company is not a beneficiary; and $2,741 in 1995, $3,150 in 1994 and $3,809 in
         1993 represents the cost of providing Mr. Dillingham with use of an automobile during the year.

(7)      In 1988, Buckeye adopted a non-qualified plan to provide retirement benefits for executive officers and other key employees.  The plan provides benefits upon retirement, death or disability of the participant and benefits are subject to a restrictive vesting schedule.  All of the amount shown in the table for Mr. Dillingham are amounts contributed to such plan for the benefit of such executive officer with respect to the years noted.  Vesting of benefits under the plan is phased in over 20 years and only a portion of the amount contributed for each year has fully vested.

(8)      All amounts shown as paid to or for Mr. Matthews were paid by Allied.  Mr. Matthews has an employment agreement with Allied providing for a minimum $120,000 per year base salary; a share of Allied's earnings in excess of its operating plan earnings, if any, and discretionary bonuses (as were paid in 1993 and 1994).





(9)      Of the amount shown in the table, $1,710 in 1995, $1,710 in 1994 and $912 in 1993 represents the premiums on life insurance paid for by Allied on Mr. Matthew's life, and for which Allied is not a beneficiary; and $3,107 in 1995, $4,604 in 1994 represents the cost of providing Mr. Matthews with use of an automobile during that year.

(10)     In 1993, Allied adopted a 401-K plan to provide retirement benefits for Allied's employees, including officers.  Participating employees make voluntary contributions
         to the Plan, a portion of which Allied matches.   All of the amount shown in the
         table for Mr. Matthews was contributed by the Company to such plan.  Vesting of benefits under the plan is phased in over three years.

(11)     All amounts shown as paid to or for Mr. Inlow were paid by the retail subsidiary.
         Mr. Inlow's salary and bonus compensation were paid pursuant to the terms of an employment agreement between Mr. Inlow and the Company's retail subsidiary.
         Following the December, 1994 closing of the retail subsidiary, Mr. Inlow is entitled to a 3-year salary continuation.

(12)     Of the amount shown in the table, $1,763 in 1995, $12,290 in 1994 and $10,833 in
         1993 represents the premiums on life insurance paid for by the Company on Mr.
         Inlow's life, and for which the Company is not a beneficiary; $5,472 in 1995, $5,434 in 1994 and $3,873 in 1993 represents the cost of providing Mr. Inlow with use of an automobile during the year; and $11,918 each in the years 1994 and 1993 represents deferred compensation.


Unless covered by an employment agreement with the Company, officers serve for one year terms or until their respective successors are duly elected and qualified.

Compensation of Directors

    The Registrant pays its outside Directors an annual fee of $15,000, payable monthly. The Registrant also reimburses its Directors for any expense reasonably incurred while performing services for the Registrant. Directors who are employees of the Registrant or otherwise receive compensation from the Registrant do not receive any fee for acting as Directors of the Registrant.


      COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    As Directors of the Registrant, Mr. Kanner and Mr. Kalette participate in Board of Directors' deliberations and decisions concerning executive officer compensation. Mr. Kanner and Mr. Kalette are executive officers of the Registrant.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth as of March 1, 1996, (a) the number of shares of the Company's Common Stock owned, directly or indirectly, by each Director of the Company and by all Directors and officers as a group, and (b) the number of shares of the Company's Common Stock held by each person who was known by the Company to beneficially own more than 5% of the Company's Common Stock:

                              Amount and Nature                 Percent of
Name of Holder (1)         of Beneficial Ownership(2)       Outstanding Shares

Robert H. Kanner                4,480,086 (3)                     90.8
Stephen R. Kalette                  1,000 (3)                 Less than 1%
Stanley R. Browne                      -- (3)                       --
William A. Dillingham(4)              500                     Less than 1%
Leo L. Matthews(5)                     --                           --
Harold L. Inlow                     9,000                     Less than 1%
All Directors and executive
  officers as a group
  (6 in number)                 4,481,086 (3)                     90.8


(1) Addresses are 3830 Kelley Avenue, Cleveland, Ohio 44114 for all named persons.

(2) Each owner has sole voting and investment power with respect to the shares beneficially owned by him unless otherwise stated.

(3) Pubco Corporation ("Pubco") owns 4,466,640 shares of Common Stock of record. Mr. Browne, Mr. Kanner and Mr. Kalette are Directors and Mr. Kanner and Mr. Kalette are executive officers of Pubco and by such positions may be deemed to affect control of the Company. Mr. Kanner is Pubco's largest stockholder and is entitled to exercise approximately 85% of the voting power of all Pubco common shares. As a consequence, Mr. Kanner may be deemed to have shared voting power with Pubco over 4,466,640 shares of Common Stock of the Company. In addition, the number shown in the above table includes 13,446 shares owned by Mr. Kanner as custodian for his children and as to which shares he disclaims beneficial ownership.

(4) Mr. Dillingham owns 1000 shares (less than 1%) of the Common Stock of
    Aspen.

(5) Mr. Matthews owns approximately 3.6% of the Common Stock of Allied.

Warrants and Options to Purchase Securities.

    No warrants, options or rights to purchase the Registrant's Common Stock were granted by the Company to, or exercised by, any officer or Director of the Registrant during 1995.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    On January 1, 1994, Pubco transferred to the Company the business of Buckeye in exchange for 194,600 shares of newly-created Preferred Stock of the Company with a face value of $100 per share. Immediately prior thereto, Buckeye had been merged into a subsidiary of Pubco and Mr. Kanner, Buckeye's sole stockholder, had received 1,820,724 newly issued shares of Pubco Common Stock and 70,000 shares of new-created Pubco Preferred Stock with a face value of $100 per share in such merger. Buckeye was then the owner of approximately 41% of the capital stock of Aspen. Since that date, ownership in Aspen has increased to approximately 62%.

    The Company leases 306,650 square feet of a general purpose 312,000 square foot building in Cleveland, Ohio (the "Building") on a triple net basis. The premises are used for executive and administrative facilities, Buckeye's manufacturing and administrative operations and Allied's manufacturing and administrative operations. The Company subleases a portion of the building to an unrelated party. The annual rental for the Building is approximately $537,700. The Partnership that owns the Building is 80% owned and controlled by Mr. Kanner. Mr. Dillingham, Mr. Kalette and five other individuals have a minority interest in the Partnership.

    Mr. Kanner made loans to Buckeye attributable to pre-1994 operations. The Company repaid $1,911,000 of these loans during 1995. At December 31, 1995, the Company still owed Mr. Kanner $289,000. Until repaid, these loans bear interest at 2% above the base lending rate charged by the Company's lending bank.

    Pubco owed the Company $1,167,000 at December 31, 1994 and $2,236,000 at December 31, 1995, primarily on account of Pubco's share of management services provided by the Company. Unpaid amounts currently bear interest at a rate equal to the base lending rate charged by the Company's lending bank.

                                 PART IV


ITEM l4.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a) l.  List of Financial Statements
                                                                Page Number
    Consolidated Balance Sheets at December 31,
    1995 and 1994...............................................     14

    Consolidated Statements of Operations for each of
    the three years in the period ended December 31, 1995.......     16

    Consolidated Statements of Stockholders' Equity for
    each of the three years in the period ended
    December 31, 1995...........................................     17

    Consolidated Statements of Cash Flows for each of
    the three years in the period ended December 31, 1995.......     18

    Notes to Consolidated Financial Statements..................     19


    2.  List of Financial Statement Schedules

    Schedule II - Valuation and Qualifying Accounts.............    S-1

    All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.


    3.  List of Exhibits

    Exhibit
      No.                           Description

    10.19 June 30, 1995 (Fifth) Amendment to Credit Facility and Security Agreement dated March 1, 1993 between Allied Construction Products, Inc. and Society National Bank.

    21             Subsidiaries of the Registrant.

The following exhibits were previously filed with the Commission as indicated in the bracketed [] references and are hereby incorporated by reference.


  Exhibit
    No.                           Description

    3.1 Certificate of Incorporation of the Registrant [Proxy Statement dated May 18, 1987 for July 2, 1987 Annual Meeting of Shareholders, Exhibit B, Form 10-Q for quarter ended September 30, 1988, Exhibit 1 and Information Statement dated June 27, 1990 for August 14, 1990 Annual Meeting of Stockholders, Appendix I].

    3.2 By-laws of the Registrant [Proxy Statement dated May 18, 1987 for July 2, 1987 Annual Meeting of
                   Shareholders, Exhibit C].

    10.1 Security Agreement dated February 24, 1986 between Bobbie Brooks, Incorporated and AmeriTrust Company National Association, as amended [Form 10-K for year ended December 31, 1987, Exhibit 10.10].

    10.3 Term Note Agreement dated August 2, 1988 between Buxton & Skinner Printing Company and AmeriTrust Company National Association, as amended [Form 10-K for year ended December 31, 1988, Exhibit 10.3].

    10.5 Security Agreements dated August 2, 1988 between Buxton & Skinner Printing Company and AmeriTrust Company National Association [Form 10-K for year ended December 31, 1988, Exhibit 10.5].

    10.12 Lease Agreement dated November 29, 1985, by and between the Registrant and Kelley Avenue Partnership, as amended [Form 10-K for year ended December 31, 1988,
                   Exhibit 10.12].

    10.16 Term Note Agreement dated April 26, 1989 between Buxton & Skinner Printing Company and AmeriTrust Company National Association. [Form 10-K for year ended December 31, 1989, Exhibit 10.16].

    10.17 Credit Facility and Security Agreement dated March 1, 1993 between Allied Construction Products, Inc. and Society National Bank [Form 10-K for year ended December 31, 1993, Exhibit 10.17].

    10.18 Amendments to Credit Facility and Security Agreement dated March 1, 1993 between Allied Construction Products, Inc. and Society National Bank [Form 10-K for year ended December 31, 1994, Exhibit 10.18].



(b) Reports on Form 8-K Filed during Fourth Quarter

          None.

                                  SIGNATURES


    Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  BOBBIE BROOKS, INCORPORATED



                                  By:  /s/ Robert H. Kanner
                                     --------------------------------
                                     Chairman of the Board, President
                                     Chief Executive Officer
                                     and Chief Financial Officer



Date:  March 12, l996





    Pursuant to the requirements of the Securities Exchange Act of l934, this report has been signed below by the following persons on behalf of the Registrant, on the date indicated above:



                                        /s/ Robert H. Kanner
                                     --------------------------
                                     Robert H. Kanner, Director



                                        /s/ Stephen R. Kalette
                                     ----------------------------
                                     Stephen R. Kalette, Director



                                        /s/ Stanley R. Browne
                                     ----------------------------
                                     Stanley R. Browne, Director





                          BOBBIE BROOKS, INCORPORATED
                                AND SUBSIDIARIES
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                                    (000's)

<CAPTIONS>
     Column A                        Column B            Column C            Column D        Column E
                                    Balance at          Additions                           Balance at
                                    Beginning           Charged to:                           End of
    Description                     of Period      Cost/Expense   Other     Deductions        Period

Allowance for doubtful
  accounts-trade receivables


Year ended
  December 31, 1995                  $1,250        $   44     $   66 (B)    $  480 (A)       $  279
                                                                               601 (D)

Year ended
  December 31, 1994                  $1,078        $  794     $    -        $  608 (A)       $1,250
                                                                                14 (C)
Year ended
  December 31, 1993                  $  587        $  543     $  327 (B)    $  379 (A)       $1,078



(A)  Bad-debt writeoffs.

(B)  Allowances for doubtful accounts acquired.

(C)  Sale of receivables.

(D)  Recoveries of accounts previously reserved.

                                EXHIBIT INDEX


Exhibit No.               Description                            Page No.


     3.1      Certificate of Incorporation of the
              Registrant, [Proxy Statement dated May 18,
              1987 for July 2, 1987 Annual Meeting of
              Shareholders, Exhibit B and Form 10-Q for quarter ended September 30, 1988, Exhibit 1 and Information Statement dated June 27, 1990 for August 14, 1990 Annual Meeting of
              Stockholders, Appendix I].

     3.2 By-Laws of the Registrant [Proxy Statement dated May 18, 1987 for July 2, 1987 Annual
              Meeting of Shareholders, Exhibit C].

    10.1 Security Agreement dated February 24, 1986 between Bobbie Brooks, Incorporated and
              AmeriTrust Company National Association, as amended [Form 10-K for year ended December 31, 1987, Exhibit 10.10].

    10.3 Term Note Agreement dated August 2, 1988 between Buxton & Skinner Printing Company and AmeriTrust Company National Association, as amended [Form 10-K for year ended December 31, 1988, Exhibit 10.3].

    10.5 Security Agreements dated August 2, 1988 between Buxton & Skinner Printing Company and AmeriTrust Company National Association [Form 10-K for year ended December 31, 1988, Exhibit 10.5].

    10.12 Lease Agreement dated November 29, 1985, by and between the Registrant and Kelley Avenue
              Partnership, as amended [Form 10-K for year ended December 31, 1988, Exhibit 10.12].

    10.16 Term Note Agreement dated April 26, 1989 between Buxton & Skinner Printing Company and AmeriTrust Company National Association [Form 10-K for year ended December 31, 1989, Exhibit 10.16].

Exhibit No.               Description                            Page No.



    10.17 Credit Facility and Security Agreement dated March 1, 1993 between Allied Construction Products, Inc. and Society National Bank [Form 10-K for year ended December 31, 1993, Exhibit 10.17].

    10.18     Amendments to Credit Facility and Security
              Agreement dated March 1, 1993 between Allied
              Construction Products, Inc. and Society
              National Bank [Form 10-K for year ended
              December 31, 1994, Exhibit 10.18].

    10.19     June 30, 1995 (Fifth) Amendment to Credit
              Facility and Security Agreement dated March 1,
              1993 between Allied Construction Products,
              Inc. and Society National Bank.

    21        Subsidiaries of the Registrant.