Form 10-Q
period 1996-03-31
BROOKS BOBBIE INC
filed 1996-05-14
CIK 14537

                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM l0-Q



(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION l3 OR l5(d) OF THE SECURITIES
      EXCHANGE ACT OF l934

For the period ended            March 31, 1996

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


Number of Common Shares Outstanding as of May 13, 1996:     4,932,400

                 BOBBIE BROOKS, INCORPORATED AND SUBSIDIARIES



                                                                 Page Number

PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited)

           Consolidated Balance Sheets as of
           March 31, 1996 and December 31, 1995 . . . . . . . .        3

           Consolidated Statements of Operations
           for the Three Months Ended March 31,
           1996 and 1995. . . . . . . . . . . . . . . . . . . .        5

           Consolidated Statements of Cash Flows
           for the Three Months Ended March 31,
           1996 and 1995. . . . . . . . . . . . . . . . . . . .        6

           Notes to Consolidated Financial Statements . . . . .        7


  Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations. . . . . . . . . . . . . . . . . . . .        9



PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . .       11

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

                          PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements (Unaudited)--Note A.

BOBBIE BROOKS, INCORPORATED AND SUBSIDIARIES



Consolidated Balance Sheets
($ in 000's except share amounts)
                                                       March 31      December 31
                                                         1996           1995
ASSETS

CURRENT ASSETS

  Cash and cash equivalents                           $  3,759       $  7,878
  Marketable securities and other
     investment available for sale                      18,630         11,836
  Trade receivables (less allowances
    of $308 in 1996 and $279 in 1995)                    5,602          5,058
  Inventories -- Note B                                  7,516          7,447
  Prepaid expenses and other current assets                838            730
  Due from parent                                        2,094          2,236
                                                      --------       --------
                              TOTAL CURRENT ASSETS      38,439         35,185


PROPERTY AND EQUIPMENT (at cost
  less accumulated depreciation,
  amortization of $9,572 in 1996
  and $9,243 in 1995)                                    6,644          6,985


INTANGIBLE ASSETS
  (at cost less accumulated amortization
  of $532 in 1996 and $490 in 1995)                        585            627


OTHER ASSETS                                             2,048          2,210
                                                      --------       --------

                                      TOTAL ASSETS    $ 47,716       $ 45,007
                                                      ========       ========




See notes to consolidated financial statements.

BOBBIE BROOKS, INCORPORATED AND SUBSIDIARIES

Consolidated Balance Sheets--Continued
($ in 000's except share amounts)
                                                       March 31      December 31
                                                         1996           1995
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                    $  7,101       $  4,733
  Accrued liabilities                                    7,571          7,642
  Loans payable - related party                            289            289
  Current portion of long-term debt                        233             58
                                                      --------       --------
                         TOTAL CURRENT LIABILITIES      15,194         12,722

LONG-TERM DEBT                                             238          1,742

DEFERRED CREDITS AND NONCURRENT LIABILITIES              2,603          2,772

MINORITY INTEREST                                        3,092          3,022

STOCKHOLDERS' EQUITY

  Preferred Stock - Series A:  $.001 par value;
    authorized 2,000,000 shares, issued and
    outstanding 907,250 Series A shares
    (aggregate liquidation preference and
    unpaid dividend is $29,791 in 1996
    and $29,212 in 1995)                                     1              1
  Preferred Stock - Series B:  $.001 par value;
    authorized 300,000 shares, issued and
    outstanding 194,600 Series B shares
    (aggregate liquidation preference and
    unpaid dividend is $22,878 in 1996
    and $22,489 in 1995)                                     -              -
  Common Stock - $.001 par value; authorized
    50,000,000 shares, 4,932,400 issued and
    outstanding in 1996 and 1995                             5              5
  Capital in excess of par value                        52,174         52,392
  Unrealized gains on investments
    available for sale                                   1,300            801
  Retained (deficit)                                   (26,891)       (28,450)
                                                      --------       --------
                        TOTAL STOCKHOLDERS' EQUITY      26,589         24,749
                                                      --------       --------
          TOTAL LIABILITIES & STOCKHOLDERS' EQUITY    $ 47,716       $ 45,007
                                                      ========       ========

See notes to consolidated financial statements.

BOBBIE BROOKS, INCORPORATED AND SUBSIDIARIES


Consolidated Statements of Operations
($ in 000's except share amounts)



                                                        Three Months Ended
                                                              March 31
                                                       l996            l995
Net sales                                            $ 14,079         $ 13,459
Cost of sales                                          10,299            9,887
                                                     --------         --------
                                GROSS PROFIT            3,780            3,572

Cost and expenses:
  Selling, general and
    administrative expenses                             2,357            1,755
  Depreciation and amortization                           226              305
  Interest, net                                          (464)            (108)
                                                     --------         --------
                                                        2,119            1,952

Other income (expense), net                                11              (21)
                                                     --------         --------
                  INCOME BEFORE INCOME TAXES
                       AND MINORITY INTEREST            1,672            1,599

Provision for income taxes                                 43                9
                                                     --------         --------
             INCOME BEFORE MINORITY INTEREST            1,629            1,590

Minority Interest                                         (70)             (53)
                                                     --------         --------
                                  NET INCOME            1,559            1,537

Preferred stock dividend requirements                   1,186            1,118
                                                     --------         --------
                       NET INCOME APPLICABLE
                      TO COMMON STOCKHOLDERS         $    373         $    419
                                                     ========         ========
                        NET INCOME PER SHARE         $    .08         $    .08
                                                     ========         ========
Weighted average number of
  common shares outstanding                         4,932,400        4,932,400
                                                    =========        =========



See notes to consolidated financial statements.
BOBBIE BROOKS, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Cash Flows
($ in 000's except share amounts)
                                                                       Three Months Ended
                                                                            March 31
                                                                     l996             1995
OPERATING ACTIVITIES
  Net income from continuing operations                            $  1,559         $  1,537
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                                     385              335
      Net (gain) on sales of securities                                  (3)               -
      Net loss on disposal of fixed assets                               36                -
      Minority interest                                                  70               53
      Changes in operating assets and liabilities:
          Trade receivables                                            (544)             (33)
          Inventories                                                   (69)            (765)
          Other assets                                                  183             (156)
          Accounts payable                                            2,368            1,291
          Other current liabilities                                     (71)          (1,908)
          Deferred credits and noncurrent liabilities                  (169)             (36)
                                                                   --------         --------
                    NET CASH PROVIDED BY OPERATING ACTIVITIES         3,745              318

INVESTING ACTIVITIES
  Purchases of marketable securities                                 (6,836)          (5,467)
  Proceeds from sale of marketable securities                           544                -
  Purchases of fixed assets                                             (27)            (102)
  Proceeds from the sale of fixed assets                                  2              288
                                                                   --------         --------
                      NET CASH (USED IN) INVESTING ACTIVITIES        (6,317)          (5,281)

FINANCING ACTIVITIES
  Proceeds from long-term debt                                        6,272            6,206
  Principal payments on long-term debt                               (7,601)          (6,482)
  Dividends paid                                                       (218)            (218)
                                                                   --------         --------
                      NET CASH (USED IN) FINANCING ACTIVITIES        (1,547)            (494)
                                                                   --------         --------
                      (DECREASE) IN CASH AND CASH EQUIVALENTS        (4,119)          (5,457)

             CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         7,878           12,502
                                                                   --------         --------
                   CASH AND CASH EQUIVALENTS AT END OF PERIOD      $  3,759         $  7,045
                                                                   ========         ========

See notes to consolidated financial statements.

BOBBIE BROOKS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in 000's except share amounts)

March 31, 1996




NOTE A -- Basis Of Presentation

The financial information presented herein should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The consolidated balance sheet as of December 31, 1995 has been derived from the audited financial statements of that date.

The Company's parent is Pubco Corporation ("Pubco"), which owns approximately 90% of the Common Stock and all of the Preferred Stock of the Company.

The Company increased its ownership in Aspen Imaging International, Inc. ("Aspen") at year-end 1995 from approximately 41% to approximately 62%. The Company's Consolidated Balance Sheets at March 31, 1996 and December 31, 1995 include the accounts of Aspen. The Company's Consolidated Statement of Operations for the three months ended March 31, 1996 include the results of Aspen's operations whereas the Company's consolidated statement of operations for the three months ended March 31, 1995 account for Aspen's operations on the equity method.

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

March 31, 1996




NOTE A -- Basis Of Presentation--Continued

time to time, enters into foreign currency exchange contracts with banks in order to fix its trade payables denominated in the Deutsche Mark. The contract amounts outstanding and the net deferred gains or losses were not significant at March 31, 1996 and December 31, 1995.

Effective January 1, 1996, the Financial Accounting Standards Board issued SFAS No. 121 - "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of." SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The effect of its adoption is immaterial to results of operations.

Certain prior year amounts have been reclassified to conform to the 1996 presentation.


NOTE B -- Inventories

The components of inventories consist of the following:


                                           March 31       December 31
                                             1996            1995

     Raw materials and supplies            $ 4,599         $ 4,532
     Work in process                           666             484
     Finished goods                          2,251           2,431
                                           -------         -------
                                           $ 7,516         $ 7,447
                                           =======         =======

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.




RESULTS OF OPERATIONS


Comparison of the Three Months Ended March 31, 1996 and 1995

Due to the increase in the Company's ownership of Aspen to approximately 62% at the end of 1995, the Company's Consolidated Balance Sheets at March 31, 1996 and December 31, 1995 include the accounts of Aspen. The Company's Consolidated Statement of Operations for the three months ended March 31, 1996 includes the results of Aspen. For the comparable period in 1995, the Company accounted for Aspen's results of operations using the equity method which were not significant and were included in other income in the Company's Consolidated Statements of Operations.

The Company's continuing operations primarily consist of Buckeye Business Products, Inc. ("Buckeye"), Allied Construction Products, Inc. ("Allied") and Aspen.

Sales increased in the three months ended March 31, 1996, from the three months ended March 31, 1995, primarily as the result of the inclusion of the sales of Aspen.

Selling, general and administrative expenses increased in the three month period ended March 31, 1996 from the three months ended March 31, 1995 primarily as the result of the inclusion of Aspen in the 1996 period.

The decrease in interest, net, is primarily the result of slightly lower borrowing levels at Allied during the 1996 period compared to the 1995 period and the significant increase in interest income. Earnings from the Company's cash and cash equivalents and marketable securities and other short term investments increased because of increases in the amount of such assets. These assets increased due to the inclusion of Aspen in 1996 as well as the continued receipt of proceeds from discontinued operations at the Company. The Company will continue to generate interest and other income on its available funds until used to make an acquisition of other operating businesses. While no particular acquisition is pending or has been identified, the Company routinely reviews acquisition opportunities.

The dividend requirements for the two classes of preferred stock adjust annually, in January and August, respectively, based on changes in the prime rate. Changes in the prime rate at August, 1995 compared to August, 1994 caused the increase in preferred stock dividend requirements.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1996, the Company had almost $22,400,000 of cash, cash equivalents, marketable securities and other short-term investments, including approximately $5,300,000 owned by Aspen, and approximately $238,000 of long-term debt.

The increases in inventories and accounts payable from December 31, 1995 to March 31, 1996 reflect Allied's normal seasonal build-up of inventories offset by decreases at both Buckeye and Aspen.

Although there was stockholders' equity of $26,589,000 at March 31, 1996, the Preferred Stock is entitled to a liquidation preference equal to its $37,605,000 face value and $14,520,000 of unpaid cumulative Preferred Stock dividends. As a result, there is no stockholders' equity available to the Common Stock.

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




  Item l.  LEGAL PROCEEDINGS.  None

  Item 2.  CHANGES IN SECURITIES.  None

  Item 3.  DEFAULTS UPON SENIOR SECURITIES.  None

  Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
           HOLDERS.  None

  Item 5.  OTHER INFORMATION.

           On October 24, 1995, the Company received a merger proposal from its parent, Pubco Corporation ("Pubco"). Under the proposal, the Company would be merged with and into Pubco and the Company's stockholders would receive one share of Pubco's Common Stock for each six shares of the Company's Common Stock owned by them. On April 10, 1996, the Company's Board of Directors accepted the Pubco proposal, subject to stockholder approval, and authorized the Company to enter into a Merger Agreement, which was executed on April 26, 1996. The Company's stockholders will consider the matters at a Special Meeting to be held on June 27, 1996.

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























Dated:  May 14, 1996

                                 EXHIBIT INDEX



Financial Data Schedule